Form 10-Q
period 1997-09-30
CRESCENDO PHARMACEUTICALS CORP
filed 1997-11-14
CIK 1042138

11/14/97  12:05 PM


6



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

  X       Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

                               or

           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

                 Commission File Number 0-22927

              CRESCENDO PHARMACEUTICALS CORPORATION
     (Exact name of registrant as specified in its charter)

               Delaware                             77-0460388
  (State  or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

1454 Page Mill Road, Palo Alto, California            94304
 (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code (650) 494-5600


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes ___  No  X(1)


Number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1997:

Class A Common Stock, $.01 par value - 4,965,470 shares

Class B Common Stock, $1.00 par value - 1,000 shares



(1) The registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on September 5, 1997.

              CRESCENDO PHARMACEUTICALS CORPORATION
                 FORM 10-Q for the Quarter Ended
                       September 30, 1997


                              INDEX


Part I. Financial Information


Item 1. Financial Statements

     Condensed Statement of Operations                                3
     Condensed Balance Sheet                                          4
     Condensed Statement of Cash Flows                                5
     Notes to Condensed Financial Statements                       6-11

Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations               12-14


Part II. Other Information

Item 5. Other Information                                            15

Item 6. Exhibits and Reports on Form 8-K                             15

Signatures                                                           16


Exhibits

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

             Crescendo  Pharmaceuticals Corporation
                  (a development stage company)

          Condensed Statement of Operations (unaudited)


                                Three Months     Period from inception
                                   Ended            (June 26, 1997)
                                September 30,       to September 30,
                                    1997                  1997
______________________________________________________________________
Revenues:
  Interest income            $     91,223            $     91,223


Expenses:
  Research and development      6,366,193               6,366,193
  General and administrative        1,149                   1,149
______________________________________________________________________
  Total expenses                6,367,342               6,367,342
______________________________________________________________________

Net loss                     $ (6,276,119)           $ (6,276,119)
======================================================================

Loss per common share        $    (113.53)
                           =================

Weighted average common
  shares                           55,282
                           =================



See accompanying notes.

              Crescendo Pharmaceuticals Corporation
                  (a development stage company)

               Condensed Balance Sheet (unaudited)


                                        September 30,     July 7,
                                            1997           1997
______________________________________________________________________

ASSETS

Current assets:
  Cash and cash equivalents           $ 300,092,223     $    1,000
______________________________________________________________________

       Total current assets             300,092,223          1,000
______________________________________________________________________

       Total assets                   $ 300,092,223     $    1,000
======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Payable to ALZA Corporation          $  6,367,193              -
  Accrued liabilities                         1,149              -
______________________________________________________________________

       Total current liabilities          6,368,342              -


Stockholders' equity:
  Common Stock, $1.00 par value,
     100 shares authorized and outstanding
     at inception                                 -            100
  Class A Common Stock, $0.01 par value,
     6,000,000 shares authorized; 4,965,470
     issued and outstanding                  49,655              -
  Class B Common Stock, $1.00 par value,
     1,000 shares authorized, issued and
     outstanding                              1,000              -
  Additional paid-in capital            299,949,345            900
  Accumulated deficit                    (6,276,119)             -
______________________________________________________________________
       Total stockholders' equity       293,723,881          1,000
______________________________________________________________________

       Total liabilities and
         stockholders' equity         $ 300,092,223      $   1,000
======================================================================




See accompanying notes.

              Crescendo Pharmaceuticals Corporation
                  (a development stage company)

          Condensed Statement of Cash Flows (unaudited)

                                                        For the period
                                                        from inception
                                   Three months ended  (June 26, 1997)
                                      September 30,    to September 30,
                                          1997               1997
______________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                            $ (6,276,119)     $ (6,276,119)

  Non-cash adjustments to reconcile
     net loss to net cash provided by
     operating activities:

     Increase in current liabilities     6,368,342         6,368,342
______________________________________________________________________

Net cash provided by operating activities   92,223            92,223


CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock              300,000,000      300,000,000
______________________________________________________________________

Net cash provided by financing
  activities                            300,000,000      300,000,000
______________________________________________________________________


Net increase in cash and
  cash equivalents                      300,092,223      300,092,223
______________________________________________________________________

Cash and cash equivalents
  at beginning of period                          -                -
______________________________________________________________________

Cash and cash equivalents
  at end of period                    $ 300,092,223    $ 300,092,223
======================================================================



See accompanying notes.

Crescendo Pharmaceuticals Corporation
(a development stage company)

Notes to Condensed Financial Statements (unaudited)


1.  Basis of Presentation and Significant Accounting Policies

   Crescendo Pharmaceuticals Corporation ("Crescendo") was incorporated in Delaware on June 26, 1997 and commenced operations on September 30, 1997. Crescendo was formed for the purpose of selecting and developing human pharmaceutical products and commercializing such products, most likely through licensing to ALZA Corporation ("ALZA"). Since it commenced operations, Crescendo's principal activities have been obtaining capital, recruiting a chief executive officer and a board of directors and commencing product development under its agreements with ALZA.
In accordance with generally accepted accounting principles, Crescendo is considered a development stage company, and accordingly must present financial information for the quarter ended September 30, 1997 and for the period from inception (June 26, 1997) to September 30, 1997.

    The information at July 7, 1997 was derived from the audited financial statements included in Crescendo's prospectus dated September 5, 1997. The information at September 30, 1997 and for the period from inception to September 30, 1997 is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Crescendo believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for the full year.

   Accounting for Revenues and Expenses

   Crescendo's revenues in early years will consist solely of investment income. In later years Crescendo may also derive revenues from the sale or license of its products, most likely through the sale of licensed products by third parties. Royalty and other product revenue will be recorded as earned.

   Crescendo expects to incur most of its expenses under its agreements with ALZA. Development Costs paid to ALZA under a Development Agreement, and a Technology Fee paid to ALZA under a Technology License Agreement, will be recorded as research and development expenses when incurred. Amounts paid to ALZA under a Services Agreement will be recorded as administrative expenses when incurred. See Note 2 for a description of the agreements between Crescendo and ALZA.

Crescendo Pharmaceuticals Corporation
(a development stage company)

Notes to Condensed Financial Statements (unaudited)

1.  Basis of Presentation and Significant Accounting Policies
(continued)

    Use of estimates

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Cash and cash equivalents

    Crescendo considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At September 30, 1997, cash equivalents consisted primarily of investments in institutional money market funds.

    Per share information

    The loss per share amount has been computed using the weighted average number of shares outstanding for the period. The effect of stock options was excluded from the calculation, as their inclusion would have had an anti-dilutive effect. The significant loss per share for the quarter ended September 30, 1997 resulted from the net loss for the quarter being divided by a low number of weighted average common shares outstanding, because the 4,965,470 shares of Crescendo Class A Common Stock were outstanding for only one day of the quarter.


2.  Arrangements with ALZA Corporation

    On September 29, 1997, ALZA contributed $300 million in cash to Crescendo. On September 30, 1997, all of the outstanding shares of Crescendo Class A Common Stock (the "Crescendo Shares"), a total of 4,965,470 Crescendo Shares, were distributed to the holders of ALZA common stock and ALZA's outstanding convertible subordinated debentures. Crescendo Shares are traded on the Nasdaq National Market under the symbol "CNDO." ALZA continues to hold all 1,000 shares of Crescendo Class B Common Stock.

    In connection with ALZA's contribution to Crescendo and the distribution of Crescendo Shares, Crescendo and ALZA entered into a number of agreements, including a Development Agreement, Technology License Agreement, License Option Agreement and Services Agreement, discussed below. The agreements between Crescendo and ALZA are more fully described in the Crescendo Registration Statement on Form S-1

Crescendo Pharmaceuticals Corporation
(a development stage company)

Notes to Condensed Financial Statements (unaudited)

2.  Arrangements with ALZA Corporation (continued)

(Registration No. 333-31281) filed with the Securities and Exchange Commission on September 5, 1997.

    Crescendo and ALZA have entered into a Development Agreement pursuant to which ALZA conducts product development and related activities on behalf of Crescendo under work plans and cost estimates which have been proposed by ALZA and approved by Crescendo. Crescendo is required to utilize the cash initially contributed to Crescendo by ALZA plus interest thereon, less administrative expenses, the Technology Fee paid to ALZA and reserves of up to $2 million (the "Available Funds") to conduct activities under the Development Agreement. Under the Development Agreement, Crescendo agreed to fund the development of seven products (the "Initial Products"), the development of which was commenced by ALZA and Therapeutic Discovery Corporation ("TDC"), from August 25, 1997, the date on which TDC ceased funding such products, through October 31, 1997. The Initial Products are OROS-Registered Trademark- oxybutynin, DUROS-Trademark- leuprolide, OROS-Registered Trademark-methylphenidate, IUTS progesterone, D-TRANS-Trademark-testosterone matrix, E-TRANS-Trademark- LHRH and E-TRANS-Trademark- insulin. Crescendo recorded research and development expenses of $5.4 million payable to ALZA in the period ended September 30, 1997 for the Development Costs of the Initial Products through September 30, 1997. Continuation of development of the Initial Products after October 31, 1997 was subject to ALZA proposing, and Crescendo's Board of Directors accepting, work plans and cost estimates for the products. On October 21, 1997, the Board of Directors of Crescendo approved, based upon ALZA's recommendation, work plans for the continued development of six of the Initial Products. On ALZA's recommendation, Crescendo determined not to fund additional development of the D-TRANS-Trademark- testosterone matrix product at this time.

   Crescendo and ALZA have entered into a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo products, to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the Initial Products, Crescendo will pay a Technology Fee to ALZA, payable monthly over a period of three years, in the amount of $1 million per month for the 12 months following the distribution of Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month for the following 12 months. The Technology Fee will no longer be payable at such time as fewer than two of the Initial Products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the license option described below. Crescendo recorded a Technology Fee expense of $1 million for the period ended September 30, 1997, which is included in research and development expenses.

Crescendo Pharmaceuticals Corporation
(a development stage company)

Notes to Condensed Financial Statements (unaudited)

2.  Arrangements with ALZA Corporation (continued)

    In the License Option Agreement entered into by Crescendo and ALZA, Crescendo has granted ALZA an option to acquire a license to each product developed under the Development Agreement, including the Initial Products. The license option for any such Crescendo product is exercisable on a country-by-country basis at any time until (i) with respect to the United States, 30 days after clearance by the United States Food and Drug Administration
("FDA") to market such Crescendo product in the United States and
(ii) with respect to any other country, 90 days after the earlier of (a) clearance by the appropriate regulatory agency to market the Crescendo product in such country and (b) clearance by the FDA to market the Crescendo product in the United States. The license option will expire, to theextent not previously exercised, 30 days after the expiration of ALZA's option to purchase all of the outstanding Crescendo Shares, described below. If and to the extent the license option is exercised as to any Crescendo product, ALZA will acquire a perpetual, exclusive license (with the right to sublicense) to develop, make, have made and use the licensed product, and to sell and have sold the licensed product in the country or countries as to which the license option is exercised.

     Under the License Agreement for each licensed product, ALZA will make payments to Crescendo with respect to the licensed product equal to 1% of net sales of the licensed product by ALZA and its sublicensees, distributors and marketing partners, plus an additional 0.1% of such net sales for each full $1 million of Development Costs of the licensed product that have been paid by Crescendo, not to exceed 2.5% of net sales in the first year a licensed product is sold in a major market country, and not to exceed 3% for the following two years. ALZA has the right to buy out Crescendo's right to receive payments for licensed products on a country-by-country or global basis in accordance with a formula set forth in the License Agreement.

   Pursuant to Crescendo's Restated Certificate of Incorporation, ALZA has the right to purchase all (but not less than all) of the Crescendo Shares (the "Purchase Option"). The Purchase Option will be exercisable by written notice to Crescendo at any time until January 31, 2002, provided that such date will be extended for successive six month periods if, as of any July 31 or January 31 beginning with July 31, 2001, Crescendo has not paid (or accrued expenses for) at least 95% of Available Funds pursuant to the Development Agreement. In any event, the Purchase Option will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining, accompanied by a report of Crescendo's independent auditors.

Crescendo Pharmaceuticals Corporation
(a development stage company)

Notes to Condensed Financial Statements (unaudited)

2.  Arrangements with ALZA Corporation (continued)

   If the Purchase Option is exercised, the exercise price will be the greatest of:

 (a)(i) 25 times the actual payments made by or due from ALZA to Crescendo under the Development Agreement and the License Agreement for any licensed product (and, in addition, such payments as would have been made by or due from ALZA to Crescendo if ALZA had not previously exercised its payment buy-out option with respect to any such payments) for the four calendar quarters immediately preceding the quarter in which the Purchase Option is exercised (provided, however, that for any product which has not been commercially sold during each of such four calendar quarters, the portion of the exercise price for such product will be 100 times the average of the quarterly payments made by or due from ALZA to Crescendo for each of such calendar quarters during which such product was commercially sold) less (ii) any amounts previously paid to exercise any payment buy-out option;

 (b) the fair market value of one million shares of ALZA common stock;

 (c) $325 million less all amounts paid by or due from Crescendo under the Development Agreement to the date the Purchase
   Option is exercised; and

 (d) $100 million.

   In each case, the amount payable as the Purchase Option exercise price will be reduced to the extent, if any, that Crescendo's liabilities at the time of exercise (other than liabilities under the Development Agreement, the Technology License Agreement and the Services Agreement, described below) exceed Crescendo's cash and cash equivalents, and short-term and long-term investments (excluding the amount of Available Funds remaining at such time). ALZA may pay the exercise price in cash, in ALZA common stock or in any combination of cash and ALZA common stock.

   Crescendo and ALZA have entered into a Services Agreement pursuant to which ALZA has agreed to provide Crescendo with administrative services, including accounting and legal services, on a fully-burdened cost reimbursement basis. The Services Agreement has a one-year term and will be renewed automatically for successive one year terms during the term of the Development Agreement. Crescendo may terminate the Services Agreement at any time upon 60 days' written notice.

Crescendo Pharmaceuticals Corporation
(a development stage company)

Notes to Condensed Financial Statements (unaudited)

3. Stock Option Plan

   Crescendo has a stock option plan under which 200,000 shares of Crescendo Class A Common Stock have been reserved for issuance to employees, consultants and directors. During the period ended September 30, 1997, 50,000 options were granted to an employee at an exercise price of $11.00 per share, the fair market value at the date of grant. The options vest in four equal annual installments beginning on September 30, 1998 and expire ten years after the date of grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Notice Concerning Forward-Looking Statements
    Some of the statements made in this Form 10-Q are forward-looking in nature, including but not limited to statements that are not historical facts and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "possible" and similar terms. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within Crescendo's control (including without limitation any possible future actions by ALZA) and various risk factors; therefore, actual results may differ materially from those anticipated in any forward-looking statements. Many of the significant risks related to Crescendo's business are described in Crescendo's Registration Statement on Form S-1 (Registration No. 333-31281) filed with the Securities and Exchange Commission on September 5, 1997, including risks associated with technology and product development, clinical development, regulatory clearance to market products, changes in the health care marketplace, patent and intellectual property matters, medical and market acceptance of products (including third party reimbursements), commercializing products (including competition), conflicts of interest between ALZA and Crescendo and the risk of a lack of funds to complete development of products.


RESULTS OF OPERATIONS

    On September 29, 1997, ALZA contributed $300 million in cash to Crescendo in exchange for the Crescendo Shares. On September 30, 1997, ALZA distributed the Crescendo Shares to holders of ALZA common stock and ALZA's outstanding convertible subordinated debentures.

    Crescendo commenced operations on September 30, 1997, and its net loss for the quarter then ended was $6.3 million, or $113.53 per share. The loss resulted from research and development expenses of $5.4 million related to development of the Initial Products from August 25, 1997, the date TDC ceased funding such products, through September 30, 1997. Additionally, research and development expenses included a Technology Fee payable to ALZA of $1 million. Because the funds were contributed by ALZA on September 29, 1997, interest income was not significant for this period. The significant loss per share for the quarter ended September 30, 1997 resulted from the net loss for the quarter being divided by a low number of weighted average common shares outstanding, because the 4,965,470 Crescendo Shares were outstanding for only one day of the quarter. Had the Crescendo Shares been outstanding for the entire quarter, the loss per share would have been $1.26.

    In its early years, results of operations of Crescendo are expected to reflect primarily interest income on the funds contributed by ALZA, and research and development expenses related to development of the Crescendo products and the Technology Fee. Crescendo is expected to continue to record net losses in future periods, as product development expenses under its agreements with ALZA are expected to exceed investment income. However, because all of the Crescendo Shares will be outstanding for all of each future period, weighted average shares of common stock outstanding in future quarters will be greater, which will result in lower ongoing losses per share than in the quarter ended September 30, 1997.

   Under the Development Agreement between Crescendo and ALZA, Crescendo agreed to fund the development of the Initial Products, the development of which was commenced by ALZA and TDC, from August 25, 1997, the date on which TDC ceased funding such products, through October 31, 1997. The Initial Products are OROS-Registered Trademark- oxybutynin, DUROS-Trademark-leuprolide, OROS-Registered Trademark- methylphenidate, IUTS progesterone, D-TRANS-Trademark- testosterone matrix, E-TRANS-Trademark- LHRH and E-TRANS-Trademark- insulin. Crescendo recorded research and development expenses payable to ALZA of $5.4 million in the period ended September 30, 1997 for the Development Costs of the Initial Products through September 30, 1997. Continuation of development of the Initial Products after October 31, 1997 was subject to ALZA proposing, and Crescendo's Board of Directors accepting, work plans and cost estimates for the products. On October 21, 1997, the Board of Directors of Crescendo approved, based upon ALZA's recommendation, work plans for the continued development of six of the Initial Products. On ALZA's recommendation, Crescendo determined not to fund additional development of the D-TRANS-Trademark- testosterone matrix product at this time.

    Under the Technology License Agreement between Crescendo and ALZA, ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo products, and to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the Initial Products, Crescendo will pay a Technology Fee to ALZA, payable monthly over a period of three years in the amount of $1 million per month for the 12 months following the distribution of Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month for the following 12 months. The Technology Fee will no longer be payable at such time as fewer than two of the Initial Products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the option, granted to it by Crescendo, to license any or all Crescendo products. Crescendo recorded a Technology Fee expense of $1 million for the period ended September 30, 1997, which is included in research and development expenses.

    General and administrative expenses for the period ended September 30, 1997 were not material. It is anticipated that such expenses will increase in future reporting periods, particularly with respect to expenses under the Services Agreement pursuant to which ALZA has agreed to provide Crescendo with administrative services, including accounting and legal services, on a fully-burdened cost reimbursement basis.


LIQUIDITY AND CAPITAL RESOURCES

    Crescendo received a cash contribution of $300 million from ALZA on September 29, 1997, as described above. These funds, plus investment income earned thereon, are expected to fund the development of Crescendo products and to conduct related activities over a period of approximately three to four years. Funds not immediately required for development activities will be invested in low-risk securities.

PART II.  OTHER INFORMATION

Item 5. Other Information

    Prior to October 15, 1997, certain officers of ALZA acted as directors of Crescendo. Such persons resigned effective October 15, 1997. Until his resignation on September 30, 1997, an officer of ALZA served as the president and chief executive officer of Crescendo. Following the resignations of the initial directors, six new directors of Crescendo, unaffiliated with ALZA, one of whom is also the president and chief executive officer of Crescendo, were appointed. These six directors have been granted options to acquire shares of Crescendo Class A Common Stock (50,000 shares for the president and chief executive officer and 10,000 shares each for the remaining directors). All options were granted at an exercise price equal to the fair market value on the date of grant. The options are exercisable in four equal annual installments beginning one year after the date of grant and expire ten years after the date of grant.

Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits:

     10.1 Services Agreement between Crescendo and ALZA

     10.2 Restated Certificate of Incorporation of Crescendo, as corrected, filed as Exhibit 10.1 to ALZA Corporation's
          Form 10-Q (File No. 1-6247) dated November 6, 1997.*

     10.3 Technology License Agreement between Crescendo and
          ALZA, filed as Exhibit 10.2 to ALZA Corporation's Form
          10-Q (File No. 1-6247) dated November 6, 1997.*

     10.4 Development Agreement between Crescendo and ALZA, filed as Exhibit 10.3 to ALZA Corporation's Form 10-Q (File
          No. 1-6247) dated November 6, 1997.*

     10.5 License Option Agreement between Crescendo and ALZA, filed as Exhibit 10.4 to ALZA Corporation's Form 10-Q
          (File No. 1-6247) dated November 6, 1997.*

     10.6 1997 Stock Option Plan, filed as Exhibit 10.6 to
          Crescendo Pharmaceutical Corporation's Form S-1 (File
          No.333-31281) dated September 5, 1997.*

     27   Financial Data Schedule


                    *Incorporated by reference

   (b)    No reports on Form 8-K were filed during the quarter

                           SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 Crescendo Pharmaceuticals Corporation



Date: November 14, 1997       By:          /s/ Gary L. Neil
                                  _________________________________
                                             Gary L. Neil
                                            President and
                                        Chief Executive Officer


Date: November 14, 1997       By:       /s/ David R. Hoffmann

                                 _________________________________
                                          David R. Hoffmann
                                        Vice President, Finance
                                            and Secretary