Form 10-K405
period 1997-12-31
CRESCENDO PHARMACEUTICALS CORP
filed 1998-03-26
CIK 1042138

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K

  X  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the fiscal year ended
     December 31, 1997

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 12, 1998:.
$57,665,720

Number of shares outstanding of each of the registrant's classes of common stock as of March 12, 1998:

     Class A Common Stock, $.01 par value -4,965,470 shares
     Class B Common Stock, $1.00 par value -1,000 shares

               DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12 and 13 of Part III are incorporated by reference to the definitive proxy statement for the registrant's Annual
Meeting of Stockholders to be held on May 7, 1998.


              CRESCENDO PHARMACEUTICALS CORPORATION
                   Annual Report on Form 10-K
          for the period from inception (June 26, 1997)
                      to December 31, 1997

                        TABLE OF CONTENTS


                                                            Page
PART I
Item 1.  Business                                            3-13
Item 2.  Properties                                            13
Item 3.  Legal Proceedings                                     13
Item 4.  Submission of Matters to a Vote of Security Holders   13

         EXECUTIVE OFFICERS OF THE REGISTRANT                  14

PART II
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                   15
Item 6.  Selected Financial Data                               16
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                16-18
Item 7a. Quantitative and Qualitative Disclosures About
         Market Risk                                           18
Item 8.  Financial Statements and Supplementary Data        19-31
Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                   32

PART III
Item 10. Directors and Executive Officers of the Registrant    32
Item 11. Executive Compensation                                32
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                            32
Item 13. Certain Relationships and Related Transactions        32

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K.                                          33

         Signatures                                            34


                             PART I

Item 1.        Business

Notice Concerning Forward-Looking Statements

    Some of the statements made in this Form 10-K, including, without limitation, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking in nature. Forward-looking statements include but are not limited to statements that are not historical facts and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "possible" and similar terms. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within the control of Crescendo Pharmaceuticals Corporation ("Crescendo") (including, without limitation, any possible future actions by ALZA Corporation ("ALZA")) and various risk factors; therefore, actual results may differ materially from those anticipated in any forward-looking statements. The significant risks related to Crescendo's business are those associated with technology and product development, clinical development, product manufacturing, regulatory clearance to market products, changes in the health care marketplace, patent and intellectual property matters, medical and market acceptance of products (including third party reimbursement), commercializing products (including competition), conflicts of interest between ALZA and Crescendo and the risk of a lack of funds to complete the development of products.

Overview of Crescendo's Business

    Crescendo was incorporated in Delaware on June 26, 1997 and commenced operations on September 30, 1997. Crescendo was formed for the purpose of selecting and developing human pharmaceutical products (the "Crescendo Products") and commercializing such products, most likely through licensing to ALZA. Crescendo Products generally are expected to combine ALZA's drug delivery technologies with available therapeutic agents. In addition, Crescendo may fund the development of products licensed from third parties that complement ALZA's product pipeline or otherwise provide a significant commercialization opportunity for ALZA.

    On September 30, 1997, ALZA distributed all of the outstanding shares of Crescendo Class A Common Stock (the "Crescendo Shares"), a total of 4,965,470, to the holders of ALZA common stock and ALZA's convertible subordinated debentures. In connection with the distribution, ALZA contributed $300 million in cash to Crescendo, which will be used primarily to fund the development of Crescendo Products. In addition, at the time of the distribution, Crescendo and ALZA entered into a number of agreements, including a Development Agreement, Technology License Agreement, License Option Agreement and Services Agreement, discussed under "Arrangements with ALZA" below. ALZA holds 1,000 shares of Crescendo Class B Common Stock.

    Since its formation, Crescendo's principal activities have been obtaining capital from ALZA, recruiting a chief executive officer and a board of directors, and commencing product development under its agreements with ALZA. Crescendo Shares are traded on The Nasdaq
Stock Market -service mark- under the symbol "CNDO."

Arrangements with ALZA

    DEVELOPMENT AGREEMENT. Crescendo and ALZA have entered into a Development Agreement pursuant to which ALZA conducts product development and related activities on behalf of Crescendo under work plans and cost estimates which have been proposed by ALZA and approved by Crescendo. Crescendo is required to utilize the cash initially contributed to it by ALZA plus interest thereon, less Crescendo's administrative expenses, the Technology Fee (discussed below) paid to ALZA and reserves of up to $2 million (the "Available Funds") to conduct activities under the Development Agreement. Activities under the Development Agreement include the development of Crescendo Products and the identification of potential new products for development by Crescendo. In addition, ALZA may, on behalf of Crescendo, perform technical evaluations of product opportunities involving proprietary agents of third parties which may be available for licensing or other collaborative arrangements for use in a Crescendo Product.

    Under the Development Agreement, Crescendo agreed to fund the development of seven products (the "Initial Products"), the development of which was commenced by ALZA and Therapeutic Discovery Corporation ("TDC"), from August 25, 1997, the date on which TDC ceased funding such products, through October 31, 1997. The Initial Products were the original Crescendo Products. Continuation of development of the Initial Products after October 31, 1997 was subject to ALZA proposing, and Crescendo's Board of Directors accepting, work plans and cost estimates for the Initial Products. As of January 31, 1998, five of the seven Initial Products were still in active development. See "Disclosed Products in Development" below.

    All technology developed or otherwise obtained pursuant to the Development Agreement ("Developed Technology") will be owned by ALZA, subject to Crescendo's right to use such technology in Crescendo Products. ALZA will pay Crescendo a royalty equal to 1% of net sales of products, other than Crescendo Products, that use any patented Developed Technology.

     TECHNOLOGY LICENSE AGREEMENT. Crescendo and ALZA have entered into a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo Products (including the Initial Products), to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the Initial Products, Crescendo pays a fee to ALZA (the "Technology Fee"), monthly over a period of three years, in the amount of $1 million per month for the first 12 months following the distribution of Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month for the next 12 months. The Technology Fee will no longer be payable at such time as fewer than two of the Initial Products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the License Option (described below).

    LICENSE OPTION AGREEMENT. Pursuant to the License Option Agreement entered into by Crescendo and ALZA, Crescendo has granted ALZA an option to acquire a license to each Crescendo Product (the "License Option"). The License Option for any Crescendo Product is exercisable on a country-by-country basis at any time until (i) with respect to the United States, 30 days after clearance by the United States Food and Drug Administration ("FDA") to market such Crescendo Product in the United States and
(ii) with respect to any other country, 90 days after the earlier of (a) clearance by the appropriate regulatory agency to market the Crescendo Product in such country and (b) clearance by the FDA to market the Crescendo Product in the United States. The License Option will expire, to the extent not previously exercised, 30 days after the expiration of ALZA's option to purchase all of the outstanding Crescendo Shares (described below). If and to the extent the License Option is exercised as to any Crescendo Product, ALZA will acquire a perpetual, exclusive license (with the right to sublicense) to develop, make, have made and use the licensed product, and to sell and have sold the licensed product in the country or countries as to which the License Option is exercised.

   LICENSE AGREEMENT. Under the License Agreement for each licensed product (a form of which is attached to the License Option Agreement), ALZA will make payments to Crescendo with respect to the licensed product equal to 1% of net sales of the licensed product by ALZA and its sublicensees, distributors and marketing partners, plus an additional 0.1% of such net sales for each full $1 million of development costs (as defined in the Development Agreement) of the licensed product that have been paid by Crescendo, not to exceed 2.5% of net sales in the first year a licensed product is sold in a major market country, and not to exceed 3% for the following two years. The "major market countries" are the United States, France, Germany, Italy, Japan and the United Kingdom. ALZA has the right to buy out Crescendo's right to receive payments for licensed products on a country-by-country or global basis in accordance with a formula set forth in the License Agreement.

    PURCHASE OPTION. Pursuant to Crescendo's Restated Certificate of Incorporation, ALZA has the right to purchase all (but not less than all) of the Crescendo Shares (the "Purchase Option"). The Purchase Option will be exercisable by written notice to Crescendo at any time until January 31, 2002, provided that such date will be extended for successive six month periods if, as of any July 31 or January 31 beginning with July 31, 2001, Crescendo has not paid (or accrued expenses for) at least 95% of Available Funds pursuant to the Development Agreement. In any event, the Purchase Option will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining, accompanied by a report of Crescendo's independent auditors.

     If the Purchase Option is exercised, the exercise price will be the greatest of:

          (a)(i) 25 times the actual payments made by or due from ALZA to Crescendo under the Development Agreement and the License Agreement for any product (and, in addition, such payments as would have been made by or due from ALZA to Crescendo if ALZA had not previously exercised its payment buy-out option with respect to any such payments) for the four calendar quarters immediately preceding the quarter in which the Purchase Option is exercised (provided, however, that for any product which has not been commercially sold during each of such four calendar quarters, the portion of the exercise price for such product will be 100 times the average of the quarterly payments made by or due from ALZA to Crescendo for each of such calendar quarters during which such product was commercially sold) less (ii) any amounts previously paid to exercise any payment buy-out option;

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

    SERVICES AGREEMENT. Crescendo and ALZA have entered into a Services Agreement pursuant to which ALZA has agreed to provide Crescendo with administrative services, including accounting and legal services, on a fully-burdened cost reimbursement basis. The Services Agreement has a one-year term and will be renewed automatically for successive one-year terms during the term of the Development Agreement unless terminated by Crescendo at any time upon 60 days' written notice.

Disclosed Products in Development

   As described above, under the Development Agreement, Crescendo agreed to fund the development of the Initial Products through October 31, 1997. The Initial Products were OROS -registered trademark- oxybutynin, DUROS -trademark- leuprolide, OROS - registered trademark- methylphenidate, IUTS progesterone, D-TRANS -trademark- testosterone matrix, E-TRANS -trademark- LHRH and E-TRANS -trademark- Macroflux -trademark- insulin.
As of January 31, 1998, five of the seven Initial Products were still in active development. On ALZA's recommendation, Crescendo is no longer funding additional development of the IUTS progesterone and D-TRANS testosterone matrix products. In addition, in January of 1998, Crescendo agreed to fund the development of an E-TRANS -trademark- fentanyl product for the treatment of chronic pain. Each of the disclosed products in development is described below:

     - OROS oxybutynin - In December 1997, ALZA submitted a New Drug Application ("NDA") to the FDA requesting clearance to market a once-daily OROS -registered trademark- dosage form of oxybutynin for the treatment of urge urinary incontinence. The NDA is on file with the FDA.

     - DUROS leuprolide - The DUROS leuprolide product is a small osmotically-driven implantable system designed to deliver leuprolide continuously for up to 12 months to provide palliative treatment of prostate cancer. The product is currently in Phase III clinical trials.

     - OROS methylphenidate - The OROS methylphenidate product is a once-daily treatment for Attention Deficit
Disorder/Attention Deficit Hyperactivity Disorder. The product is in Phase II clinical trials.

     - E-TRANS LHRH - The E-TRANS LHRH product is designed to provide a simple, effective treatment of infertility resulting from ovulation problems. The product is in preclinical development.

     - E-TRANS Macroflux Insulin - The E-TRANS Macroflux insulin product combines ALZA's electrotransport technology and a new skin interface (Macroflux) technology to deliver insulin for the treatment of Type I and Type II diabetes. The product is in preclinical development.

     - E-TRANS fentanyl (chronic pain) - ALZA and Crescendo are developing an E-TRANS fentanyl product for the treatment of chronic pain. ALZA and Janssen Pharmaceutica, Inc. ("Janssen") have an agreement pursuant to which Janssen has an option, until a specified time, to take over funding the continued development of the product and to commercialize the product worldwide. If Janssen does not exercise its option, Crescendo may continue the development of the product with ALZA. If ALZA exercises its License Option for the product, Crescendo will receive payments based on net sales of the product (whether marketed by Janssen or ALZA) in accordance with the terms of the License Agreement, which sets the payment rate based on the development costs of the product funded by Crescendo. The product is in early development.

Certain Risks Associated with Crescendo's Business

   PRODUCT SELECTION AND DEVELOPMENT RISKS. Each pharmaceutical product requires extensive development and clinical activities before an application can be filed for regulatory clearance to market the product. It should be expected that some of the products for which development is initiated by Crescendo and ALZA ultimately will not become commercial products. Among the many risks inherent in the development process are the following:

     - Product Selection - Under the Development Agreement, ALZA is responsible for identifying and recommending potential candidates for development as Crescendo Products. There can be no assurance that ALZA will recommend, or that Crescendo will approve, appropriate products for development. In addition, for each new product, the proper performance characteristics must be defined, and the product must be designed and developed to meet those characteristics.

     - Technology Risks - Crescendo Products generally are expected to utilize ALZA's drug delivery technologies. To create successful products, enhancements or modifications to existing ALZA technologies may be required. ALZA's DUROS, E-TRANS and Macroflux technologies are relatively new, and none of these technologies has yet been incorporated in a commercial product. See "Patents and Patent Applications" below.

     - Pilot-Scale Manufacturing - Once a product is developed, it must be manufactured, on a pilot scale, for clinical testing. Pilot-scale manufacturing can be costly and time-consuming. Several of ALZA's drug delivery technologies, such as the DUROS and E-TRANS technologies, require complex manufacturing processes.

     - Clinical Studies - Once a product has been successfully manufactured on a pilot scale, trials to show clinical safety and efficacy must be undertaken and completed. In general, performance of a product in clinical studies must be consistent with the selected performance characteristics for that product in order for the product to be successful. Clinical studies are costly, and can take many years to complete. There can be no assurance that the desired outcomes will be shown in the clinical studies.

     - Sufficiency of Funding - Crescendo's initial $300 million of capital was contributed by ALZA. ALZA has no obligation to contribute additional funds. There can be no assurance that Crescendo will have sufficient funds to complete the development of any Crescendo Product. See "Risks Associated with Crescendo's Relationship with ALZA" below.

For risks associated with regulatory clearances and pricing approvals, see "Governmental Regulation" below.

     PRODUCT MANUFACTURING AND MARKETING RISKS. Even if Crescendo Products are developed and receive necessary regulatory clearances and approvals, there can be no assurance that the Crescendo Products can be successfully manufactured or marketed. There are numerous risks associated with the manufacturing and marketing of pharmaceutical products, including the following:

     - Commercial-Scale Manufacturing - Sometimes pilot-scale manufacturing processes must be modified in order to achieve successful commercial manufacturing and to obtain a reproducible, robust process. Particularly for products incorporating newer ALZA technologies, this commercial manufacturing scale-up could take several years and cost millions of dollars.

     - Manufacturing Capability - If ALZA exercises its License Option for any Crescendo Product, ALZA may need to expand its manufacturing capabilities to provide commercial quantities of such product. If ALZA does not exercise its License Option for any Crescendo Product, Crescendo will have to make its own arrangements for manufacturing such product, because Crescendo currently has no manufacturing capability and does not expect to develop such capability. To manufacture any Crescendo Product itself, Crescendo will need substantial additional funds.

     - Sales and Marketing Capability - ALZA's sales force is currently focused on certain target markets in the United States and Canada and has no significant operations outside such countries. If ALZA exercises its License Option for any Crescendo Product, ALZA may need to develop and/or expand its sales and marketing capabilities (or arrange for sales and marketing by third parties) in order to commercialize such product effectively. If ALZA does not exercise its License Option for any Crescendo Product, Crescendo will need to find other means to commercialize such product. Many pharmaceutical company competitors have far larger sales forces and significantly greater resources and experience in marketing pharmaceutical products than ALZA or Crescendo. See "Competition" below.

     RISKS ASSOCIATED WITH CRESCENDO'S RELATIONSHIP WITH ALZA.
The terms of the agreements between ALZA and Crescendo and Crescendo's Restated Certificate of Incorporation were not determined on an arms'-length basis. As a result, certain events are outside Crescendo's control and there are certain limits on Crescendo's activities and its market value.

     - No Assurance of Exercise of ALZA's Options - ALZA is not obligated to exercise the License Option for any Crescendo Product or to exercise the Purchase Option. The timing of the exercise of the License Option with respect to any Crescendo Product is, to a certain extent, within ALZA's control, and if ALZA exercises its License Option for any Crescendo Product, the continued development and commercialization of any such product will be controlled by ALZA. The timing of the exercise of the Purchase Option is also within ALZA's control and, therefore, ALZA may exercise the Purchase Option, if at all, when the Purchase Option exercise price is as low as possible. See "Product Manufacturing and Marketing Risks - Manufacturing Capability and - Sales and Marketing Capability" above.

     - Dependence on ALZA for Personnel and Facilities - Crescendo depends substantially on ALZA for research and development activities, including the development of the Crescendo Products, and for administrative services. However, ALZA must use its personnel and facilities to meet its obligations to other clients and to conduct its own activities. There can be no assurance that ALZA's personnel and facilities will be adequate for the performance of its duties to Crescendo.

     - Limitations on Crescendo's Activities - Crescendo's Restated Certificate of Incorporation prohibits Crescendo from taking or permitting any action that might impair ALZA's rights under the Purchase Option and does not allow Crescendo to amend its Restated Certificate of Incorporation to alter the Purchase Option or Crescendo's authorized capitalization without the consent of ALZA. Crescendo's ability to raise additional funds may be limited, or even prevented, by such provisions. In addition, during the term of ALZA's License Option for each Crescendo Product, Crescendo will not be able to license such product to any other party. If ALZA exercises its License Option for a Crescendo Product, Crescendo's involvement in the commercialization of any Crescendo Product licensed by ALZA will be substantially limited.

     - Limitation on Crescendo's Market Value - So long as the Purchase Option is exercisable, the market value of Crescendo Class A Common Stock will be limited by the formula setting forth the Purchase Option exercise price in the Restated Certificate of Incorporation.

Governmental Regulation

     Under the United States Food, Drug, and Cosmetic Act, "new drugs" must obtain clearance from the FDA before they lawfully can be marketed in the United States. Applications for marketing clearance must be based on extensive clinical and other testing, the cost of which is very substantial. Approvals (sometimes including pricing approvals) are required from health regulatory authorities in foreign countries, particularly in Europe, before marketing of pharmaceutical products may commence in those countries. Requirements for approval may differ from country to country, and can involve additional testing. There can be substantial delays in obtaining required clearances from both the FDA and foreign regulatory authorities after applications are filed. Even after clearances are obtained in countries that require pricing approvals, further delays may be encountered before the products become commercially available.

     The manufacture, quality assurance, record-keeping, packaging, labeling and advertising of all pharmaceutical products are also subject to extensive FDA regulation and the regulation of comparable agencies in other countries. Failure to obtain, or any delays in obtaining, regulatory clearance to market new products, as well as other regulatory actions and recalls, could adversely affect the commercial potential of a product.

Patents and Patent Applications

     Under the Development Agreement, ALZA determines whether and to what extent to seek patent protection for Crescendo Products and Developed Technology. If ALZA declines to seek patent protection for any Crescendo Product or any Developed Technology, Crescendo does not have the right to seek such protection on its own.

     Patent protection generally has been important in the pharmaceutical industry and the commercial success of Crescendo Products may depend, in part, upon ALZA's election to seek patent protection and its ability to obtain such patents both in the United States and abroad. Although ALZA's current patents, pending patent applications, and any patents obtained on future applications covering any ALZA technology, Developed Technology or Crescendo Product are likely to be important to Crescendo's future operations, there can be no assurance that any additional patents will be issued or that any patents now or hereafter issued will be of commercial benefit.

     In the United States, patents are generally granted for specified periods of time. Some of ALZA's earlier patents covering various aspects of certain ALZA technology licensed to Crescendo, particularly the OROS dosage form, have expired or will expire over the next several years; however, ALZA technology is generally covered by multiple patents.

     Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims of the patent. There can be no assurance that ALZA patents covering any ALZA technology, Developed Technology or Crescendo Product will not be successfully challenged in the future. In some cases, third parties have initiated reexamination by the Patent and Trademark Office of patents issued to ALZA, and have opposed ALZA patents in other jurisdictions. The validity or enforceability of ALZA patents after their issuance has also been challenged in litigation. If the outcome of such litigation is adverse to ALZA, third parties may then be able to use the invention covered by the patent, in some cases without payment. There can be no assurance that ALZA patents will not be infringed or successfully avoided through design innovation.

     It is also possible that third parties may obtain patent or other proprietary rights that may be necessary or useful to Crescendo. With numerous other companies engaged in developing drug delivery technologies, it can be expected that other parties may in some circumstances file patent applications or obtain patents that compete in priority with ALZA's patent applications. Such competition may result in adversarial proceedings such as patent interferences and oppositions, which can increase the uncertainty of patent coverage. In cases where third parties are first to invent a particular product or technology, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent Crescendo from using certain technology or from further developing or commercializing certain products. If licenses from third parties are necessary but cannot be obtained, commercialization of Crescendo Products would be delayed or prevented.

     In addition, Crescendo utilizes significant unpatented proprietary ALZA technology, and there can be no assurance that others will not develop similar technology.

Competition

     It can be expected that all or most of the Crescendo Products will face competition at the time of introduction into the marketplace, or thereafter, from different therapeutic agents intended for treatment of the same indication. In addition, all or most Crescendo Products will face competition both from traditional forms of drug delivery and from advanced delivery systems being developed by others. ALZA undertakes client-sponsored product development activities with major pharmaceutical companies in addition to its activities on behalf of Crescendo. Such client-sponsored activities may involve the development of products using ALZA's drug delivery technology that compete directly with Crescendo Products. In addition, ALZA may, without Crescendo funds, develop products using ALZA's drug delivery technology that compete directly with Crescendo Products.

     In some instances, because Crescendo is developing products which incorporate drugs that are off-patent or being developed by multiple companies, Crescendo will face competition from products incorporating the same or substantially similar therapeutic agents. A major challenge faced by Crescendo and other pharmaceutical companies is competition from generic pharmaceutical manufacturers. Generic competitors generally are able to obtain regulatory approval for off-patent drugs without investing in costly and time-consuming clinical trials, and need only demonstrate bioequivalence to the drug they wish to copy. Because of their substantially reduced development costs, generic companies are often able to charge much lower prices for their products than the originator of a new product. Crescendo Products may be subject to generic competition to the extent competitors can demonstrate bioequivalence without infringing patents relating to Crescendo Products.

     Crescendo's competition potentially includes all of the pharmaceutical companies in the world, including ALZA or ALZA's clients. Many of these other pharmaceutical companies have greater financial resources, technical staffs and manufacturing and marketing capabilities than ALZA or Crescendo.

     Competition among pharmaceutical products is generally based on performance characteristics and price. Acceptance by hospitals, physicians and patients is crucial to the success of a product. Health care reimbursement policies of managed care organizations, insurers and government agencies will continue to exert pressure on pricing, and various federal and state agencies have enacted regulations requiring rebates of a portion of the purchase price of many pharmaceutical products. Cost-effectiveness, although often difficult to measure, is becoming increasingly critical to a successful commercial product.

     The health care industry has continued to change rapidly as the public, government, medical practitioners and the pharmaceutical industry focus on ways to expand medical coverage while controlling the growth in health care costs. The growth of managed care organizations and the resulting pressures for cost-containment in the United States health care system are expected to continue to put pressures on the prices charged for pharmaceutical products. Prescription drug reimbursement practices and the growth of large managed care organizations, as well as generic and therapeutic substitution (substitution of a different product for the same indication), could significantly affect Crescendo's business.

Revenues and Net Loss

     Revenue in 1997, consisting of net interest and investment income earned on invested funds, was approximately $4.1 million. Crescendo reported a net loss for the period ended December 31, 1997 of approximately $28.4 million or $11.33 per share. As Crescendo's funds are utilized under the Development Agreement, lower cash balances will be available for investment, and net interest and investment income therefore will decrease. Based on anticipated spending levels for the continued development of all of the current Crescendo Products, it is expected that Crescendo will expend all Available Funds during the next few years.

Research and Development Expenses

     Crescendo incurred research and development expenses of approximately $32.3 million during 1997 for research and development activities beginning on August 25, 1997, the date TDC ceased funding the products. Research and development expenses for 1998 can be expected to be higher, as expense will be incurred for the entire year.

Employees

     On December 31, 1997, Crescendo had one employee, Dr. Gary
L. Neil, its President and Chief Executive Officer.
Administrative services are currently provided to Crescendo by ALZA. See "Arrangements with ALZA-Services Agreement" above.


Item 2.   Properties

       Crescendo's corporate offices, which are leased from ALZA, are located in Palo Alto, California. Crescendo does not own any facilities.


Item 3.   Legal Proceedings

       None.


Item 4.   Submission of Matters to a Vote of Security Holders

       None.

              EXECUTIVE OFFICERS OF THE REGISTRANT

                              Position(s) with Registrant and
                                 Principal Occupations for
      Name          Age              Past Five Years
_________________________________________________________________

Gary L. Neil, PhD        57   President and Chief Executive
                         Officer of Crescendo (since September
                         1997); President and Chief Executive
                         Officer of TDC (1993 to September 1997);
                         Executive Vice President, Wyeth-Ayerst
                         Research (1990 to 1993).

David R. Hoffmann*       53   Vice President, Finance and
                         Secretary of Crescendo (since June
                         1997); Vice President and Treasurer of
                         ALZA (since 1994); other positions with
                         ALZA, including Vice President,
                         Finance/Vice President and Controller
                         (since 1976).

Suzanne C. Martin*       48   Vice President, Research and
                         Development of Crescendo (since June
                         1997); Vice President, Development
                         Programs of ALZA (since 1994); other
                         positions with ALZA, including Executive
                         Director, Project Management and Senior
                         Director of Research and Development
                         Administration (since 1988).

* Mr. Hoffmann and Ms. Martin are employees of ALZA who provide services to Crescendo under its agreements with ALZA. They do not receive compensation from Crescendo.
                            PART II

Item 5.Market for Registrant's Common Equity and Related
       Stockholder Matters

     Crescendo Class A Common Stock is traded on The Nasdaq Stock Market -service mark- under the symbol "CNDO". Crescendo Class B Common Stock is not publicly traded. As of March 12, 1998, there were approximately 5,257 holders of record of Crescendo Class A Common Stock and one holder of Crescendo Class B Common Stock. Crescendo has not paid any dividends on its Common Stock and does not intend to do so. In addition, Crescendo's Restated Certificate of Incorporation prohibits the payment of dividends with Available Funds.

     The quarterly high and low closing sales prices of Crescendo
Class A Common Stock for 1997 as quoted on The Nasdaq Stock
Market -service mark- were as follows:

                              1997*
                        High        Low
_________________________________________________________________
Third Quarter         $ 12       $ 10

Fourth Quarter        $ 12 5/8   $ 11 1/4

* Trading of Crescendo Class A Common Stock commenced on a when-issued basis on September 18, 1997, and on a regular way basis on September 30, 1997.

     In July of 1997, Crescendo sold 100 shares of Common Stock, par value $1.00, to ALZA at a purchase price of $10 per share.
On September 4, 1997, the 100 shares of Common Stock converted into 1,000 shares of Class B Common Stock, $1.00 par value. On September 29, 1997, Crescendo sold 4,965,470 shares of Class A Common Stock, $.01 par value, to ALZA at a purchase price of $300 million. On September 30, 1997, ALZA distributed all of the outstanding shares of Class A Common Stock to its stockholders and convertible subordinated debenture holders. The sales of Class A Common Stock and of Common Stock (now Class B Common Stock) to ALZA were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The proceeds from such sales are being used to fund Crescendo's operations, primarily its activities under the Development Agreement with ALZA and the Technology Fee.

Item 6.Selected Financial Data (in thousands, except per share amounts)

                                              Period from
                                               inception
                                           (June 26, 1997) to
                                           December 31, 1997
_________________________________________________________________
Revenues:
 Net interest and investment
 income                                           $4,083

Net loss                                         (28,441)

Net loss per common share                         (11.33)

Total assets                                     286,587

Total liabilities                                 15,108


Item 7.Management's Discussion and Analysis of Financial
       Condition and Results of Operations

Results of Operations

     Revenues, consisting of net interest and investment income earned on invested funds, were approximately $4.1 million from Crescendo's inception (June 26, 1997) through December 31, 1997. As Crescendo's funds are used under the Development Agreement and to pay the Technology Fee, lower cash balances will be available for investment and therefore interest and investment income is expected to decrease. During the period in which products are under development and applications for regulatory clearance are submitted and reviewed, Crescendo does not anticipate revenues other than from interest and investment income.

     Crescendo incurred research and development expenses of approximately $32.3 million from inception through December 31, 1997 related primarily to development of the Initial Products from August 25, 1997, the date TDC ceased funding such products, through December 31, 1997 and payment of Technology Fees of $4.0 million to ALZA during 1997. Crescendo's research and development expenses are expected to increase in 1998 as Crescendo will be conducting a full year of operations.

     General and administrative expenses for the period ended December 31, 1997 were not material. It is anticipated that such expenses will increase in future reporting periods, particularly with respect to expenses under the Services Agreement pursuant to which ALZA has agreed to provide Crescendo with administrative services, including accounting and legal services, on a fully-burdened cost reimbursement basis.

     In its early years, the results of operations of Crescendo are expected to reflect primarily interest and investment income on the funds contributed by ALZA, and research and development expenses related to development of Crescendo Products and the Technology Fee. Crescendo's net loss from its inception through December 31, 1997 was $28.4 million, or $11.33 per share. Crescendo is expected to continue to record significant net losses in future periods, as product development expenses under its agreements with ALZA are expected to continue to exceed investment income. Crescendo anticipates that the net loss for 1998 will be substantially higher than the net loss for 1997, reflecting Crescendo's first full year of operations.

     Under its agreements with ALZA, Crescendo depends upon ALZA's operating and accounting systems. ALZA has indicated to Crescendo that the majority of ALZA's operating and accounting systems are year 2000 compliant. Also, Crescendo plans to request confirmation of year 2000 compliance from its investment managers. Crescendo therefore does not currently expect its financial condition or results of operations to be materially adversely affected by year 2000 issues.

Liquidity and Capital Resources

     On September 29, 1997, ALZA contributed $300 million in cash to Crescendo in exchange for the Crescendo Shares. On September 30, 1997, ALZA distributed the Crescendo Shares to holders of ALZA common stock and ALZA's outstanding convertible subordinated debentures, and Crescendo commenced operations. The funds contributed by ALZA, plus investment income earned thereon, will be used primarily to fund the development of Crescendo Products and to conduct related activities. Funds not immediately required for development activities will be invested in low-risk securities.

     At December 31, 1997, Crescendo had cash, cash equivalents and investments of approximately $285.2 million. As Crescendo's funds continue to be utilized under the Development Agreement and to pay the Technology Fee to ALZA, increasingly lower cash balances will be available for investment.

    Based on anticipated spending levels for the continued development of all the current Crescendo Products, it is expected that Crescendo's funds for product development will be exhausted during the next few years. At that time, product development funding by Crescendo will cease. However, several factors could impact the level and timing of Crescendo funding, including the addition of any new Crescendo Products, the discontinuation of the development of any Crescendo Products, any commercial arrangements between ALZA and other companies which would cause ALZA to exercise its License Option with respect to any Crescendo Product, any change in the number of projects advancing to or continuing in later stages of development or any adjustments in the rate of spending on products currently in development.

    When Crescendo's cash available for product development is exhausted, certain critical timetables will be triggered. First, ALZA's Purchase Option with respect to all of the Crescendo Class A Common Stock will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining, accompanied by a report of Crescendo's independent auditors. In addition, ALZA has the right, for 30 days after expiration of the Purchase Option, to license any or all Crescendo Products which have not yet been licensed, on a product-by-product and country-by-country basis. ALZA is under no obligation to exercise the Purchase Option or the License Option with respect to any Crescendo Product and will do so only if ALZA determines that it is in the best interests of ALZA and its stockholders at the time the decision is made. In the event that ALZA does not exercise the Purchase Option or the License Option for all Crescendo Products after Crescendo's cash available for product development is exhausted, Crescendo will not have funds to continue or complete development of any remaining products.


Item 7a.  Quantitative and Qualitative Disclosures About Market
        Risk

     Not Applicable.

Item 8.   Financial Statements and Supplementary Data

             Crescendo  Pharmaceuticals Corporation
                  (a development stage company)

                     Statement of Operations
            (in thousands, except per share amounts)

                                            Period from inception
                                             (June 26, 1997) to
                                              December 31, 1997
_________________________________________________________________
Revenues:
  Net interest and investment income             $     4,083

Expenses:
  Research and development performed under
    contract with ALZA Corporation                    32,279
  General and administrative                             245
_________________________________________________________________

     Total expenses                                   32,524
_________________________________________________________________


Net loss                                          $ (28,441)
================================================================
Net loss per common share
  Basic                                           $  (11.33)
================================================================
  Diluted                                         $  (11.33)
================================================================

See accompanying notes.


             Crescendo Pharmaceuticals Corporation
                  (a development stage company)

                          Balance Sheet
  (in thousands, except number of shares and per share amounts)

                                              December 31, 1997
_________________________________________________________________
ASSETS

Current assets:
  Cash and cash equivalents                       $  179,971
  Short-term investments                              29,601
  Interest receivable                                    967
  Prepaid expenses and other
    current assets                                       110
_________________________________________________________________
       Total current assets                          210,649

Employee loan                                            300
Long-term investments                                 75,638
_________________________________________________________________
       Total assets                               $  286,587
================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Payable to ALZA Corporation                     $   15,068
  Accrued liabilities                                     40
_________________________________________________________________
       Total current liabilities                      15,108

Stockholders' equity:
  Class A Common Stock, $0.01 par value,
     6,000,000 shares authorized; 4,965,470
     issued and outstanding                               50
  Class B Common Stock, $1.00 par value,
     1,000 shares authorized, issued and
     outstanding                                           1
  Additional paid-in capital                         299,949
  Unrealized losses on available-for-sale
     securities                                          (80)
  Deficit accumulated during development
     stage                                           (28,441)
_________________________________________________________________
       Total stockholders' equity                    271,479
_________________________________________________________________
       Total liabilities and
         stockholders' equity                     $  286,587
================================================================

See accompanying notes.


              Crescendo Pharmaceuticals Corporation
                  (a development stage company)

                Statement of Stockholders' Equity
  (in thousands, except number of shares and per share amounts)

                                            Period from inception
                                              (June 26, 1997) to
                                               December 31, 1997
_________________________________________________________________
COMMON STOCK
Issuance of 100 shares of Common Stock (par value
 $1.00 per share) for $10.00 per share to ALZA
 Corporation in July 1997                             $     -

Conversion of Common Stock into 1,000 shares of
 Class B Common Stock in September 1997                     -
_________________________________________________________________
    Ending Balance                                          -

CLASS A COMMON STOCK
Issuance of 4,965,470 shares of Class A Common Stock (par
 value $0.01 per share) for approximately $60.42 per share
 to ALZA Corporation in September 1997                     50
_________________________________________________________________
    Ending Balance                                         50

CLASS B COMMON STOCK
Conversion of Common Stock into 1,000 shares of Class B
 Common Stock in September 1997                             1
_________________________________________________________________
    Ending Balance                                          1

ADDITIONAL PAID-IN CAPITAL
Issuance of Common Stock                                    1
Issuance of Class A Common Stock                      299,949
Conversion of Common Stock into
 Class B Common Stock                                      (1)
_________________________________________________________________
    Ending Balance                                    299,949

UNREALIZED LOSSES ON
 AVAILABLE-FOR-SALE SECURITIES
Net change in unrealized loss on
 available-for-sale securities                            (80)
_________________________________________________________________
    Ending Balance                                        (80)

DEFICIT ACCUMULATED DURING
 THE DEVELOPMENT STAGE
Net loss                                               (28,441)
_________________________________________________________________
    Ending Balance                                     (28,441)
_________________________________________________________________

TOTAL STOCKHOLDERS' EQUITY AT DECEMBER 31, 1997       $271,479
================================================================
See accompanying notes.


              Crescendo Pharmaceuticals Corporation
                  (a development stage company)

                     Statement of Cash Flows
       Increases (Decreases) in Cash and Cash Equivalents
                         (in thousands)
                                                    Period
                                                from inception
                                               (June 26, 1997)
                                             to December 31,1997
_________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                           $   (28,441)

Non-cash adjustments to reconcile net loss to
  net cash used in operating activities:
  Increase in assets:
     Interest receivable                                   (967)
     Prepaid expenses and other assets                     (110)
  Increase in liabilities:
     Payable to ALZA Corporation                         15,068
     Accrued liabilities                                     40
_________________________________________________________________
  Total adjustments                                      14,031
_________________________________________________________________
Net cash used in operating activities                   (14,410)
_________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of available-for-sale securities           (105,319)
  Employee loan, long-term                                 (300)
_________________________________________________________________
  Net cash used in investing
     activities                                        (105,619)
_________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock to ALZA Corporation          300,000
_________________________________________________________________
  Net cash provided by financing activities             300,000
_________________________________________________________________
Net increase in cash and cash equivalents               179,971
_________________________________________________________________
Cash and cash equivalents at beginning of period              -
_________________________________________________________________
Cash and cash equivalents at end of period         $    179,971
================================================================
See accompanying notes.


Crescendo Pharmaceuticals Corporation
(a development stage company)

Notes to Financial Statements

Note 1. Basis of Presentation and Significant Accounting Policies

   Crescendo was incorporated in Delaware on June 26, 1997 and commenced operations on September 30, 1997. Crescendo was formed for the purpose of selecting and developing human pharmaceutical products and commercializing such products, most likely through licensing to ALZA. Since its formation, Crescendo's principal activities have been obtaining capital from ALZA, recruiting a chief executive officer and a board of directors, and commencing product development under its agreements with ALZA. In accordance with generally accepted accounting principles, Crescendo is considered a development stage company.

Accounting for Revenues and Expenses

   Crescendo's revenue in early years will consist solely of interest and investment income. In later years Crescendo may also derive revenue from the sale or license of its products, most likely through the sale of licensed products by third parties. Royalty and other product revenue will be recorded as earned.

   Crescendo expects to incur most of its expenses under its agreements with ALZA. Development costs paid to ALZA under a Development Agreement, and a Technology Fee paid to ALZA under a Technology License Agreement, will be recorded as research and development expenses when incurred. Amounts paid to ALZA under a Services Agreement will be recorded as administrative expenses when incurred. See Note 4 for a description of the agreements between Crescendo and ALZA.

Use of Estimates

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-term Investments

     Cash and cash equivalents include cash balances and investments with maturities of three months or less at the time of purchase. Short-term investments include commercial paper and other highly liquid investments with maturities less than one year. The carrying amount reported on the balance sheet for cash, cash equivalents and short-term investments approximates their fair value.

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130") and SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting comprehensive income and is effective in 1998. SFAS 131 establishes standards for annual and interim disclosures of operating segments, products and services, geographic areas and major customers, and is also effective in 1998. The adoption of the new standards will have no impact on Crescendo's results of operations or financial condition.


Note 2. Investments

     Crescendo has classified its entire investment portfolio, including cash equivalents of approximately $179.9 million at December 31, 1997, as available-for-sale. Investments in the available-for-sale category are carried at fair market value with unrealized gains and losses recorded as a separate component of stockholders' equity. Realized gains and losses for the period ended December 31, 1997 were not material. The cost of securities when sold is based upon specific identification.

     The following is a summary of available-for-sale securities at December 31, 1997 (in thousands):
                                Available-for-Sale Securities
_________________________________________________________________
                                                      Estimated
                   Amortized   Unrealized  Unrealized    Fair
                      Cost       Gains       Losses     Value
_________________________________________________________________
U.S. Treasury
 securities and
 obligations of
 U.S. government
 agencies           $ 76,248    $     98   $   (41)    $ 76,305

Collateralized
 mortgage
 obligations and
 asset backed
 securities           24,681           6      (156)      24,531

Corporate securities
 (commercial paper,
 corporate notes and
 money market funds) 184,265          41       (28)     184,278
_________________________________________________________________
                    $285,194    $    145   $  (225)    $285,114
================================================================

   The amortized cost and estimated fair value of debt and marketable securities at December 31, 1997, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                 Estimated
                               Amortized           Fair
                                 Cost              Value
_________________________________________________________________
Due in one year or less        $  209,431       $  209,476
Due after one year through
 three years                       35,497           35,513
Due after three years through
 five years                        40,266           40,126
_________________________________________________________________
                               $  285,194       $  285,114
================================================================

Investment Risk

     Crescendo invests excess cash in money market and fixed income securities of companies with strong credit ratings, from a variety of industries, and in U.S. government obligations. These securities typically bear minimal credit risk and Crescendo has not experienced any losses on its investments to date due to credit risk.


Note 3. Per Share Information

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS 128"), which must be adopted for the year ended December 31, 1997. Under SFAS 128, basic earnings per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, warrants and convertible securities.

     The following table sets forth the computation of Crescendo's basic and diluted loss per share:
                                Period ended
                              December 31, 1997
_________________________________________________________________
NUMERATOR (in thousands):
Basic and Diluted
  Net loss                        $(28,441)
================================================================
DENOMINATOR (in thousands):
Basic and Diluted
  Weighted average shares
    outstanding                      2,511
================================================================
Basic net loss per share          $ (11.33)
================================================================
Diluted net loss per share        $ (11.33)
================================================================

     The potentially dilutive effect of outstanding options to purchase 100,000 shares of Crescendo Class A Common Stock would have been anti-dilutive in 1997, and they were therefore excluded from the 1997 diluted per share calculation.


Note 4. Arrangements with ALZA Corporation

    On September 29, 1997, ALZA contributed $300 million in cash to Crescendo. On September 30, 1997, all of the Crescendo Shares, a total of 4,965,470, were distributed to the holders of ALZA common stock and ALZA's convertible subordinated debentures. Crescendo Shares are traded on The Nasdaq Stock Market -service mark- under the symbol "CNDO." ALZA holds 1,000 shares of Crescendo Class B Common Stock.

    In connection with ALZA's contribution to Crescendo and the distribution of Crescendo Shares, Crescendo and ALZA entered into a number of agreements, including a Development Agreement, Technology License Agreement, License Option Agreement and
Services Agreement, discussed below.

    Crescendo and ALZA have entered into a Development Agreement pursuant to which ALZA conducts product development and related activities on behalf of Crescendo under work plans and cost estimates which have been proposed by ALZA and approved by Crescendo. Crescendo is required to utilize the Available Funds to conduct activities under the Development Agreement.

    Under the Development Agreement, Crescendo agreed to fund the development of seven products (the "Initial Products"), the development of which was commenced by ALZA and TDC, from August 25, 1997, the date on which TDC ceased funding such products, through October 31, 1997. The Initial Products are OROS oxybutynin, DUROS leuprolide, OROS methylphenidate, IUTS progesterone, D-TRANS testosterone matrix, E-TRANS LHRH and E-TRANS Macroflux insulin. Continuation of development of the Initial Products after October 31, 1997 was subject to ALZA proposing, and Crescendo's Board of Directors accepting, work plans and cost estimates for the Initial Products. As of January 31, 1998, five of the seven initial products (OROS oxybutynin, DUROS leuprolide, OROS methylphenidate, E-TRANS LHRH and E-TRANS insulin) were in active development. On ALZA's recommendation, Crescendo is no longer funding additional development of the IUTS progesterone and D-TRANS testosterone matrix products. For the period from inception through December 31, 1997, Crescendo recorded research and development expenses of $32.3 million, including a Technology Fee expense of $4.0 million discussed below.

   Crescendo and ALZA have entered into a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo Products (including the Initial Products), to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the Initial Products, Crescendo pays a Technology Fee to ALZA, monthly over a period of three years, in the amount of $1 million per month for the first 12 months following the distribution of Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month for the next 12 months. The Technology Fee will no longer be payable at such time as fewer than two of the Initial Products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the License Option. Crescendo recorded a Technology Fee expense of $4.0 million for the period ended December 31, 1997, which is included in research and development expenses.

    Pursuant to the License Option Agreement entered into by Crescendo and ALZA, Crescendo has granted ALZA an option to acquire a license to each Crescendo Product. The License Option for any such Crescendo Product is exercisable on a country-by-country basis at any time until (i) with respect to the United States, 30 days after clearance by the FDA to market such Crescendo Product in the United States and (ii) with respect to any other country, 90 days after the earlier of (a) clearance by the appropriate regulatory agency to market the Crescendo Product in such country and (b) clearance by the FDA to market the Crescendo product in the United States. The License Option will expire, to the extent not previously exercised, 30 days after the expiration of ALZA's option to purchase all of the outstanding Crescendo Shares, described below. If and to the extent the License Option is exercised as to any Crescendo Product, ALZA will acquire a perpetual, exclusive license (with the right to sublicense) to develop, make, have made and use the licensed product, and to sell and have sold the licensed product in the country or countries as to which the License Option is exercised.

     Under the License Agreement for each licensed product (a form of which is attached to the License Option Agreement), ALZA will make payments to Crescendo with respect to the licensed product equal to 1% of net sales of the licensed product by ALZA and its sublicensees, distributors and marketing partners, plus an additional 0.1% of such net sales for each full $1 million of development costs (as defined in the Development Agreement) of the licensed product that have been paid by Crescendo, not to exceed 2.5% of net sales in the first year a licensed product is sold in a major market country, and not to exceed 3% for the following two years. ALZA has the right to buy out Crescendo's right to receive payments for licensed products on a country-by-country or global basis in accordance with a formula set forth in the License Agreement.

   Pursuant to Crescendo's Restated Certificate of Incorporation, ALZA has a Purchase Option which gives ALZA the right to purchase all (but not less than all) of the Crescendo Shares. The Purchase Option will be exercisable by written notice to Crescendo at any time until January 31, 2002, provided that such date will be extended for successive six month periods if, as of any July 31 or January 31 beginning with July 31, 2001, Crescendo has not paid (or accrued expenses for) at least 95% of Available Funds pursuant to the Development Agreement. In any event, the Purchase Option will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining, accompanied by a report of Crescendo's independent auditors.

   If the Purchase Option is exercised, the exercise price will be the greatest of:

 (a)(i) 25 times the actual payments made by or due from ALZA to Crescendo under the Development Agreement and the License Agreement for any product (and, in addition, such payments as would have been made by or due from ALZA to Crescendo if ALZA had not previously exercised its payment buy-out option with respect to any such payments) for the four calendar quarters immediately preceding the quarter in which the Purchase
      Option is exercised (provided, however, that for any product which has not been commercially sold during each of such four calendar quarters, the portion of the exercise price for such product will be 100 times the average of the quarterly payments made by or due from ALZA to Crescendo for each of such calendar quarters during which such product was commercially sold) less (ii) any amounts previously paid to exercise any payment buy-out option;

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

   Crescendo and ALZA have entered into a Services Agreement pursuant to which ALZA has agreed to provide Crescendo with administrative services, including accounting and legal services, on a fully-burdened cost reimbursement basis. The Services Agreement has a one-year term and will be renewed automatically for successive one-year terms during the term of the Development Agreement unless terminated by Crescendo at any time upon 60 days' written notice. General and administrative expenses incurred under this agreement for the period from inception through December 31, 1997 were not material.

Note 5. Stock Option Plan

   Crescendo has a stock option plan under which 200,000 shares of Crescendo Class A Common Stock have been reserved for issuance to employees, consultants and directors. During 1997, options to purchase 50,000 shares were granted to Crescendo's president and chief executive officer at an exercise price of $11.00 per share. Each of the five remaining members of Crescendo's Board of Directors were granted options to purchase 10,000 shares at exercise prices ranging from $11.28 to $11.50 per share. All outstanding options have an exercise price equal to the fair market value of the Crescendo Class A Common Stock on the date of grant. The options are exercisable in four equal annual installments beginning one year after the date of grant and expire ten years after the date of grant.

     Financial Accounting Standards Board SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), prescribes a fair value method of accounting for stock options. SFAS 123 gives companies a choice of recognizing related compensation expense by adopting the new fair value method or continuing to measure compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Crescendo has elected to follow APB 25 in accounting for its stock options.

     Had compensation expense for stock options been determined using the fair value method in accordance with SFAS 123, Crescendo's pro forma net loss and net loss per share would have been as follows:

                                            Period ended
(In thousands, except per share amounts)  December 31, 1997
_________________________________________________________________
Net loss
 As reported                               $  (28,441)
 Pro forma                                    (28,471)
Net loss per share (basic and diluted)
 As reported                               $   (11.33)
 Pro forma                                     (11.34)

     The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                              1997
_________________________________________________________________
Risk-free interest rate       6.0%
Expected dividend yield       0
Expected volatility          23.0%
Expected life (in years)      3.5

     Changes in the assumptions can materially affect the fair value estimate and therefore the existing models do not necessarily provide a reliable single measure of the fair value of Crescendo's stock options.

     A summary of Crescendo's stock option activity, and related information for 1997, follows:

                                    Period ended
                                  December 31, 1997
_________________________________________________________________
                                              Weighted
                                              Average
                                Options       Exercise
                               (in thousands)  Price
_________________________________________________________________
Outstanding-beginning
 of period                            -       $    -
Granted                             100         11.23
_________________________________________________________________
Outstanding-end of period           100         11.23
================================================================
Exercisable-end of year               -             -

Weighted-average fair
 value of options
 granted                                 $2.93

   At December 31, 1997, 100,000 shares were available for grant under Crescendo's Stock Option Plan. At December 31, 1997, the weighted average remaining contractual life of the outstanding options was 9.78 years.

Note 6. Income Taxes

     Significant components of Crescendo's deferred tax assets for federal and state income taxes for the period ended
December 31, 1997 were as follows (in thousands):

Net deferred tax assets:
   Capitalized research expenses     $   11,571
   Other                                     18
_________________________________________________________________
     Total deferred tax assets           11,589
     Less:  valuation allowance         (11,589)
_________________________________________________________________
Net deferred tax assets               $      -
================================================================

     Because of Crescendo's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.



THE BOARD OF DIRECTORS AND STOCKHOLDERS
CRESCENDO PHARMACEUTICALS CORPORATION

We have audited the accompanying balance sheet of Crescendo Pharmaceuticals Corporation (a development stage company) as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the period from inception (June 26, 1997) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crescendo Pharmaceuticals Corporation (a development stage company) at December 31, 1997, and the results of its operations and its cash flows for the period from inception (June 26, 1997) to December 31, 1997, in conformity with generally accepted accounting principles.


                                              /S/ ERNST & YOUNG LLP

Palo Alto, California
February 13, 1998


Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

      None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     Crescendo incorporates by reference the information concerning its directors set forth under the heading "Election of Directors" on pages 1 through 3 in Crescendo's definitive proxy statement dated March 31, 1997 for its Annual Meeting of Stockholders to be held May 7, 1998 (the "Proxy Statement"). Information concerning Crescendo's executive officers appears at the end of Part I of this Annual Report on page 14. Crescendo also incorporates by reference the information set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on Page 5 of the Proxy Statement.


Item 11.  Executive Compensation

     Crescendo incorporates by reference the information
("Summary Compensation Table", "1997 Option Grants" and "1997
Aggregated Option Exercises and Fiscal Year End Option Values") set forth under the heading "Executive Compensation" on pages 4 and 5 in the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     Crescendo incorporates by reference the information set forth under the heading "Beneficial Stock Ownership" on pages 8 and 9 in the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

     Crescendo incorporates by reference the information set forth under the heading "Certain Transactions" on page 9 in the Proxy Statement.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)  Documents filed as part of this Annual Report on Form 10-K:

     1.   Financial Statements (See Item 8)

     2.   Financial Statement Schedules (None)(1)

     3.   Exhibits

               3.1  Restated Certificate of Incorporation of
                    Crescendo, as corrected, filed as Exhibit 10.1 to ALZA Corporation's Form 10-Q (File No. 1-6247) dated November 6, 1997.*

               3.2 Bylaws of Crescendo, dated June 29, 1997, filed as Exhibit 3.2 to Crescendo's Form S-1 (File No. 333-31281) dated September 5, 1997.*

               10.1 Services Agreement between
                    Crescendo and ALZA, filed as Exhibit 10.1 to Crescendo's Form 10-Q (File No. 0-22927) dated November 14, 1997.*

               10.2 Technology License Agreement
                    between Crescendo and ALZA, filed as Exhibit 10.2 to ALZA's Form 10-Q (File No. 1-6247) dated
                    November 6, 1997.*

               10.3 Development Agreement between
                    Crescendo and ALZA, filed as Exhibit 10.3 to ALZA's Form 10-Q (File No. 1-6247) dated November 6, 1997.*

               10.4 License Option Agreement
                    between Crescendo and ALZA, filed as Exhibit 10.4 to ALZA's Form 10-Q (File No. 1-6247) dated
                    November 6, 1997.*

               10.5 1997 Stock Option Plan, filed
                    as Exhibit 10.6 to Crescendo's Form S-1 (File No. 333-31281) dated September 5, 1997.*(2)

     27   Financial Data Schedule

      *   Incorporated by reference

      (1) Schedules have been omitted becausethe required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements, including the notes thereto.

      (2) A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

(b)  No reports on Form 8-K were filed during the period.


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: 3/25/98                    Crescendo Pharmaceuticals Corporation


                                   By /s/ Dr. Gary L. Neil
                                        Dr. Gary L. Neil
                                         President and
                                     Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Dr. Gary L. Neil                  /s/ David R. Hoffmann
 Dr. Gary L. Neil                     David R. Hoffmann
 President, Chief Executive           Vice President, Finance and
 Officer and Director                 Principal Financial
 Date:  3/25/98                       and Accounting Officer
                                      Date:  3/25/98


  /s/ Dr. Terrence F. Blaschke          /s/ Dr. Gerald J. Papariello
 Dr. Terrence F. Blaschke             Dr. Gerald J. Papariello
 Director                             Director
 Date:  3/25/98                       Date:  3/25/98


  /s/ Jerry T. Jackson                 /s/ Ley S. Smith
 Jerry T. Jackson                     Ley S. Smith
 Director                             Director
 Date:  3/25/98                       Date:  3/25/98


  /s/Dr. M. David MacFarlane
 Dr. M. David MacFarlane
 Director
 Date:  3/25/98