Form 10-Q
period 1998-03-31
CRESCENDO PHARMACEUTICALS CORP
filed 1998-05-14
CIK 1042138

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q



  X       Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

                                 or

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

                         Yes _X__  No


Number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1998:

Class A Common Stock, $.01 par value - 4,965,470 shares

Class B Common Stock, $1.00 par value - 1,000 shares



              CRESCENDO PHARMACEUTICALS CORPORATION
                 FORM 10-Q for the Quarter Ended
                         March 31, 1998


                              INDEX


Part I. Financial Information


Item 1. Financial Statements

     Statement of Operations                                          3
     Balance Sheet                                                    4
     Statement of Cash Flows                                          5
     Notes to Financial Statements                                 6-12

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations                12-15

Item 3. Quantitative and Qualitative Disclosures
      about Market Risk                                              15

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                             16


Signatures                                                           17


Exhibits

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

              Crescendo Pharmaceuticals Corporation
                  (a development stage company)

               Statement of Operations (unaudited)
            (in thousands, except per share amounts)


                           Three months     Period from inception
                              ended            (June 26, 1997)
                            March 31,            to March 31,
                               1998                  1998
________________________________________________________________
Revenues:
  Net interest and
     investment income      $  3,838              $    7,921


Expenses:
  Research and development
     performed under
     contract with ALZA
     Corporation              21,425                  53,704
  General and administrative     295                     540
________________________________________________________________
     Total expenses           21,720                  54,244
________________________________________________________________

Net loss                    $(17,882)             $ (46,323)
================================================================

Net loss per common share

  Basic                     $  (3.60)             $  (13.91)
================================================================

  Diluted                   $  (3.60)             $  (13.91)
================================================================




See accompanying notes.
              Crescendo Pharmaceuticals Corporation
                  (a development stage company)

                    Balance Sheet (unaudited)
  (in thousands, except number of shares and per share amounts)


                                         March 31,  December 31,
                                            1998         1997
________________________________________________________________
ASSETS

Current assets:
   Cash and cash equivalents            $  68,530      $179,971
   Short-term investments                  70,073        29,601
   Interest receivable                      1,945           967
   Prepaid expenses and other
    current assets                             334           110
________________________________________________________________

      Total current assets                 140,882       210,649

Employee loan                                  300           300
Long-term investments                      126,328        75,638
________________________________________________________________

      Total assets                       $ 267,510      $286,587
================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Payable to ALZA Corporation           $  13,769      $ 15,068
   Accrued liabilities                          61            40
________________________________________________________________

      Total current liabilities             13,830        15,108

Stockholders' equity:
   Class A Common Stock, $0.01 par value,
    6,000,000 shares authorized; 4,965,470
    issued and outstanding                      50            50
   Class B Common Stock, $1.00 par value,
    1,000 shares authorized, issued and
    outstanding                                  1             1
   Additional paid-in capital              299,949       299,949
   Accumulated other comprehensive income
    (loss)                                       3          (80)
   Deficit accumulated during development
    stage                                  (46,323)      (28,441)
________________________________________________________________
      Total stockholders' equity           253,680       271,479
________________________________________________________________
       Total liabilities and
        stockholders' equity             $ 267,510      $286,587
================================================================

See accompanying notes.

              Crescendo Pharmaceuticals Corporation
                  (a development stage company)

               Statement of Cash Flows (unaudited)
       Increases (Decreases) in Cash and Cash Equivalents
                         (in thousands)
                                                      Period
                                                  from inception
                              Three months ended  (June 26, 1997)
                                 March 31, 1998     to March 31,
                                                        1998
_________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                          $ (17,882)      $ (46,323)
  Non-cash adjustments to reconcile
     net loss to net cash used in
     operating activities:

     Increase in assets:
       Interest receivable               (978)         (1,945)
       Prepaid expenses and other
          assets                         (224)           (334)

     Increase (decrease) in liabilities:
        Payable to ALZA Corporation    (1,299)          13,769
        Accrued liabilities                 21              61
_________________________________________________________________

     Total Adjustments                  (2,480)         11,551

Net cash used in operating activities  (20,362)        (34,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale
     securities                        (91,703)       (197,022)
  Sales of available-for-sale
     securities                            624             624
  Employee loan, long-term                   -            (300)
_________________________________________________________________

Net cash used in investing activities  (91,079)       (196,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock to
     ALZA Corporation                        -         300,000
_________________________________________________________________
Net cash provided by financing
  activities                                 -         300,000
_________________________________________________________________
Net increase (decrease) in cash and
  cash equivalents                    (111,441)         68,530
_________________________________________________________________
Cash and cash equivalents
  at beginning of period               179,971               -
_________________________________________________________________

Cash and cash equivalents
  at end of period                    $ 68,530        $ 68,530
================================================================

See accompanying notes.


Crescendo Pharmaceuticals Corporation
(a development stage company)

Notes to Financial Statements (unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

   Crescendo Pharmaceuticals Corporation ("Crescendo") was incorporated in Delaware on June 26, 1997 and commenced operations on September 30, 1997. Crescendo was formed for the purpose of selecting and developing human pharmaceutical products and commercializing such products, most likely through licensing to ALZA Corporation ("ALZA"). Since its formation, Crescendo's principal activities have been obtaining capital from ALZA and participating in the distribution of Crescendo's Class A Common Stock (the "Crescendo Shares") to ALZA's stockholders and debenture holders, recruiting a chief executive officer and a board of directors and commencing product development under its agreements with ALZA. In accordance with generally accepted accounting principles, Crescendo is considered a development stage company.

   The information at March 31, 1998, for the quarter ended March 31, 1998 and the period from inception through March 31, 1998 is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Crescendo believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results for the full year. The balance sheet for December 31, 1997 was derived from the audited balance sheet. The financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 1997 included in Crescendo's 1997 Annual Report on Form 10-K.

Accounting for Revenues and Expenses

   Crescendo's revenue currently consists solely of interest and investment income. If and when any product of Crescendo is commercialized, Crescendo will also derive revenue from the sale or license of its products, most likely through the sale of licensed products by third parties. Royalty and other product revenue will be recorded as earned.

   Crescendo expects to incur most of its expenses under its agreements with ALZA. Development costs paid to ALZA under a Development Agreement, and a Technology Fee (as defined below) paid to ALZA under a Technology License Agreement, will be recorded as research and development expenses when incurred. Amounts paid to ALZA under a Services Agreement will be recorded as administrative expenses when incurred. See Note 4 for a description of the agreements between Crescendo and ALZA.




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

Recently Issued Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for annual and interim disclosures of operating segments, products and services, geographic areas and major customers, and is effective in 1998. The adoption of SFAS 131 will have no impact on Crescendo's results of operations or financial condition.

Comprehensive Income (Loss)

     As of January 1, 1998, Crescendo adopted Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting comprehensive income and its components. Comprehensive income
(loss) includes net income (loss) plus other comprehensive income
(loss). For Crescendo, other comprehensive income (loss) primarily comprises net unrealized gains or losses on available-for-sale securities. For the quarter ended March 31, 1998 and for the period from inception through March 31, 1998 Crescendo had comprehensive loss, which was not material. Total comprehensive loss for the quarter ended March 31, 1998 and the period from inception through March 31, 1998 approximates net loss for these periods. The adoption of SFAS 130 had no impact on Crescendo's results of operations or financial condition.

Note 2. Investments

     Crescendo has classified its entire investment portfolio, including cash and cash equivalents of approximately $68.5 million at March 31, 1998, as available-for-sale. Investments in the available-for-sale category are carried at fair market value with unrealized gains and losses recorded as a separate component of stockholders' equity. Realized gains and losses for the period ended March 31, 1998 were not material. The cost of securities when sold is based upon specific identification.


     The following is a summary of available-for-sale securities at March 31, 1998 (in thousands):

                                Available-for-Sale Securities
_________________________________________________________________
                                                         Estimated
                     Amortized   Unrealized  Unrealized    Fair
                        Cost       Gains       Losses     Value
_________________________________________________________________

U.S. Treasury
 securities and
 obligations of
 U.S. government
 agencies             $ 83,333    $    24    $  (197)    $ 83,160

Collateralized
 mortgage
 obligations and
 asset backed
 securities             33,917         37        (37)      33,917

Corporate securities
 (commercial paper,
 corporate notes and
 money market funds)   147,348        174         (4)     147,518
_________________________________________________________________
                     $ 264,598    $   235    $  (238)    $264,595
================================================================

   The amortized cost and estimated fair value of debt and marketable securities at March 31, 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                 Estimated
                               Amortized           Fair
                                 Cost              Value
_________________________________________________________________

Due in one year or less        $ 138,183        $  138,266
Due after one year through
 three years                      77,082            76,967
Due after three years through
 five years                       49,333            49,362
_________________________________________________________________
                               $ 264,598        $  264,595
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

Note 3. Per Share Information

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS 128"), which was adopted for the year ended December 31, 1997. Under SFAS 128, basic earnings per share is calculated by dividing net income
(loss) by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, warrants and convertible securities.

     The following table sets forth the computation of
Crescendo's basic and diluted loss per share:
                                              Period from inception
                          Three months ended    (June 26, 1997) to
                            March 31, 1998        March 31, 1998
__________________________________________________________________
NUMERATOR (in thousands):
Basic and Diluted
  Net loss                    $ (17,882)            $(46,323)
================================================================

DENOMINATOR (in thousands):
Basic and Diluted
  Weighted average shares
    outstanding               $    4,966            $   3,329
================================================================
Basic net loss per share      $   (3.60)            $  (13.91)
================================================================
Diluted net loss per share    $   (3.60)            $  (13.91)

     The potentially dilutive effect of outstanding options to purchase 100,000 shares of Crescendo Class A Common Stock would have been anti-dilutive in the three months ended March 31, 1998 and for the period from inception through March 31, 1998, and they were therefore excluded from the diluted per share calculations.

Note 4. Arrangements with ALZA Corporation

    On September 29, 1997, ALZA contributed $300 million in cash to Crescendo. On September 30, 1997, all of the Crescendo Shares, a total of 4,965,470, were distributed to the holders of ALZA common stock and ALZA's convertible subordinated debentures. Crescendo Shares are traded on The NASDAQ Stock Market (service mark) under the symbol "CNDO." ALZA holds 1,000 shares of Crescendo Class B Common Stock.

    In connection with ALZA's contribution to Crescendo and the distribution of Crescendo Shares, Crescendo and ALZA entered into a number of agreements, including a Development Agreement, Technology License Agreement, License Option Agreement and
Services Agreement, discussed below.

    Crescendo and ALZA have entered into a Development Agreement pursuant to which ALZA conducts product development and related activities on behalf of Crescendo under work plans and cost estimates which have been proposed by ALZA and approved by Crescendo. Crescendo is required to utilize the cash initially contributed to it by ALZA plus interest thereon, less Crescendo's administrative expenses, the Technology Fee paid to ALZA and reserves of up to $2 million (the "Available Funds") to conduct activities under the Development Agreement.

    Under the Development Agreement, Crescendo agreed to fund the development of seven products (the "Initial Products"), the development of which was commenced by ALZA and Therapeutic Discovery Corporation ("TDC"), from August 25, 1997, the date on which TDC ceased funding such products, through October 31, 1997. The Initial Products are OROS (registered trade mark) oxybutynin, DUROS (trade mark) leuprolide, OROS (registered trade mark) methylphenidate, IUTS progesterone, D-TRANS (trade mark) testosterone matrix, E-TRANS (trade mark) LHRH and E-TRANS (trade mark) Macroflux (trade mark) insulin. Continuation of development of the Initial Products after October 31, 1997 was subject to ALZA proposing, and Crescendo's Board of Directors accepting, work plans and cost estimates for the Initial Products. As of March 31, 1998, five of the seven initial products (OROS oxybutynin, DUROS leuprolide, OROS methylphenidate, E-TRANS LHRH and E-TRANS Macroflux insulin) were in active development. On ALZA's recommendation, Crescendo is no longer funding additional development of the IUTS progesterone and D-TRANS testosterone matrix products. For the quarter ended March 31, 1998, Crescendo recorded research and development expenses of $21.4 million, including a Technology Fee expense of $3.0 million. For the period from inception through March 31, 1998, Crescendo recorded research and development expenses of $53.7 million, including a Technology Fee expense of $7.0 million, discussed below.

   Crescendo and ALZA have entered into a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop human pharmaceutical products (the "Crescendo Products") (including the Initial Products), to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the Initial Products, Crescendo pays a Technology Fee to ALZA, monthly over a period of three years, in the amount of $1 million per month for the first 12 months following the distribution of Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month for the next 12 months (the "Technology Fee"). The Technology Fee will no longer be payable at such time as fewer than two of the Initial Products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the License Option (defined below) Crescendo recorded a Technology Fee expense of $3.0 million for the quarter ended March 31, 1998, and $7.0 million for the period from inception through March 31, 1998.
The Technology Fee is included in research and development expenses.

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

   Crescendo and ALZA have entered into a Services Agreement pursuant to which ALZA has agreed to provide Crescendo with administrative services, including accounting and legal services, on a fully-burdened cost reimbursement basis. The Services Agreement has a one-year term and will be renewed automatically for successive one-year terms during the term of the Development Agreement unless terminated by Crescendo at any time upon 60 days' written notice. General and administrative expenses incurred under this agreement for the quarter ended March 31, 1998 and the period from inception through March 31, 1998 were $0.3 million and $0.5 million, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Notice Concerning Forward-Looking Statements
    Some of the statements made in this Form 10-Q are forward-looking in nature. Forward-looking statements include but are not limited to statements that are not historical facts and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "possible" and similar terms. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within Crescendo's control (including without limitation any possible future actions by ALZA) and various risk factors; therefore, actual results may differ materially from those anticipated in any forward-looking statements. The significant risks related to Crescendo's business are those associated with technology and product development, clinical development, product manufacturing, regulatory clearance to market products, changes in the health care marketplace, patent and intellectual property matters, medical and market acceptance of products (including third party reimbursements), commercializing products (including competition), conflicts of interest between ALZA and Crescendo and the risk of a lack of funds to complete the development of products. Such risks are described in more detail in Crescendo's Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations

     Revenues, consisting of net interest and investment income earned on invested funds, were approximately $3.8 million for the quarter ended March 31, 1998 and $7.9 million from Crescendo's inception (June 26, 1997) through March 31, 1998. As Crescendo's funds are used under the Development Agreement and to pay the Technology Fee, lower cash balances will be available for investment and, therefore, interest and investment income is expected to decrease. During the period in which all of Crescendo's products are under development and applications for regulatory clearance are submitted and reviewed, Crescendo does not anticipate revenues other than from interest and investment income.

     Crescendo incurred research and development expenses of approximately $21.4 million and $53.7 million for the quarter ended March 31, 1998 and the period from inception through March 31, 1998, respectively. These expenses related primarily to development of the Initial Products from August 25, 1997, the date TDC ceased funding such products, through March 31, 1998 and payment of Technology Fees of $3.0 million to ALZA during the quarter ended March 31, 1998 ($7 million from inception through March 31, 1998). Crescendo's research and development expenses are expected to continue at approximately current levels during 1998, although quarterly fluctuations can be expected. Research and development expenses are expected to increase in 1998 over 1997 as Crescendo will be conducting a full year of operations.

     General and administrative expenses for the quarter ended March 31, 1998 were $0.3 million and were $0.5 million for the period from inception through March 31, 1998. It is anticipated that such expenses will increase during 1998 over 1997 as Crescendo will be conducting a full year of operations. Expenses incurred by Crescendo under its Services Agreement with ALZA were approximately $50,000 for the three months ended March 31, 1998 and $92,000 for the period from inception through March 31, 1998.

     The results of operations of Crescendo currently reflect primarily interest and investment income on the funds contributed by ALZA, and research and development expenses related to development of Crescendo Products and the Technology Fee. Crescendo's net loss for the quarter ended March 31, 1998 was $17.9 million or $3.60 per share. The net loss from its inception through March 31, 1998 was $46.3 million, or $13.91 per share. Crescendo is expected to continue to record significant net losses in future periods, as product development expenses under its agreements with ALZA are expected to continue to exceed income. Crescendo anticipates that the net loss for 1998 will be substantially higher than the net loss for 1997, reflecting Crescendo's first full year of operations.

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

     At March 31, 1998 and December 31, 1997, Crescendo had cash, cash equivalents and investments of approximately $264.9 million and $285.2 million, respectively. Crescendo's cash expenditures for operating activities were approximately $20.4 million for the three months ended March 31, 1998 and approximately $34.8 million for the period from inception through March 31, 1998. As Crescendo's funds continue to be utilized under the Development Agreement and to pay the Technology Fee to ALZA, increasingly lower cash balances will be available for investment.

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

    When Crescendo's cash available for product development is exhausted, certain critical timetables will be triggered. First, ALZA's Purchase Option with respect to all of the Crescendo Shares will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining, accompanied by a report of Crescendo's independent auditors. In addition, ALZA has the right, for 30 days after expiration of the Purchase Option, to license any or all Crescendo Products which have not yet been licensed, on a product-by-product and country-by-country basis.
ALZA is under no obligation to exercise the Purchase Option or the License Option with respect to any Crescendo Product and will do so only if ALZA determines that it is in the best interests of ALZA and its stockholders at the time the decision is made. In the event that ALZA does not exercise the Purchase Option or the License Option for all Crescendo Products after Crescendo's cash available for product development is exhausted, Crescendo will not have funds to continue or complete development of any remaining products.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

    Not Applicable.


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits:

     27   Financial Data Schedule


   (b)    No reports on Form 8-K were filed during the quarter.

                           SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Crescendo      Pharmaceuticals
Corporation



Date: May 14, 1998            By:          /s/ Gary L. Neil
                                  _________________________________
                                             Gary L. Neil
                                            President and
                                        Chief Executive Officer


Date: May 14, 1998            By:       /s/ David R. Hoffmann
                                  _________________________________
                                          David R. Hoffmann
                                        Vice President, Finance
                                            and Secretary