Form 10-Q
period 1998-06-30
CRESCENDO PHARMACEUTICALS CORP
filed 1998-08-13
CIK 1042138

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q



 ( X )     Quarterly  Report Pursuant to Section 13 or 15(d)  of  the
     Securities  Exchange Act of 1934 for the quarterly period  ended
     June 30, 1998

                                 or

 (   )       Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period from __________ to __________

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

                         Yes _X__  No


Number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1998:

Class A Common Stock, $.01 par value - 4,965,470 shares

Class B Common Stock, $1.00 par value - 1,000 shares



                CRESCENDO PHARMACEUTICALS CORPORATION
                   FORM 10-Q for the Quarter Ended
                            June 30, 1998


                                INDEX


Part I. Financial Information


Item 1. Financial Statements

     Statement of Operations                                          3
     Balance Sheet                                                    4
     Statement of Cash Flows                                          5
     Notes to Financial Statements                                 6-12

Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations               13-15

Item 3. Quantitative and Qualitative Disclosures
      about Market Risk                                              15

Part II. Other Information

Item 4. Submission of Matters to a Vote of                           16
      Security Holders


Item 6. Exhibits and Reports on Form 8-K                              16


Signatures                                                            17


Exhibits

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                Crescendo Pharmaceuticals Corporation
                    (a development stage company)

                 Statement of Operations (unaudited)
              (in thousands, except per share amounts)


                        Three months    Six months   Period from inception
                            ended          ended          (June 26, 1997)
                           June 30,       June 30,         to June 30,
                            1998            1998               1998

_____________________________________________________________________

Revenues:
  Net interest and
   investment income     $  3,364       $   7,202       $     11,285


Expenses:
  Research & development
   performed under
   contract with ALZA
   Corporation             28,606          50,031            82,310
  General & administrative    378             673               918
_____________________________________________________________________
   Total expenses          28,984          50,704            83,228
_____________________________________________________________________

Net loss                 $(25,620)    $   (43,502)        $ (71,943)
=====================================================================

Net loss per common share

  Basic                  $   (5.16)   $     (8.76)     $  (19.24)
======================================================================

  Diluted                $   (5.16)   $     (8.76)     $  (19.24)
======================================================================




See accompanying notes.

                Crescendo Pharmaceuticals Corporation
                    (a development stage company)

                      Balance Sheet (unaudited)
    (in thousands, except number of shares and per share amounts)


                                          June 30,  December 31,
                                            1998         1997
_________________________________________________________________________
ASSETS

Current assets:
   Cash and cash equivalents            $  59,188      $179,971
   Short-term investments                  68,528        29,601
   Interest receivable                      2,349           967
   Prepaid expenses and other
    current assets                            310           110
_____________________________________________________________________

      Total current assets                 130,375       210,649

Employee loan                                  300           300
Long-term investments                      113,749        75,638
______________________________________________________________________

      Total assets                       $ 244,424      $286,587
======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Payable to ALZA Corporation          $  16,064      $ 15,068
   Accrued liabilities                        107            40
_____________________________________________________________________


      Total current liabilities             16,171        15,108

Stockholders' equity:
   Class A Common Stock, $0.01 par value,
    6,000,000 shares authorized; 4,965,470
    issued and outstanding                      50            50
   Class B Common Stock, $1.00 par value,
    1,000 shares authorized, issued and
    outstanding                                  1             1
   Additional paid-in capital              299,949       299,949
   Accumulated other comprehensive income
    (loss)                                     196          (80)
   Deficit accumulated during development
    stage                                 (71,943)      (28,441)
_____________________________________________________________________
      Total stockholders' equity           228,253       271,479
_____________________________________________________________________
       Total liabilities and
        stockholders' equity            $ 244,424      $286,587
======================================================================

See accompanying notes.

              Crescendo Pharmaceuticals Corporation
                  (a development stage company)

               Statement of Cash Flows (unaudited)
       Increases (Decreases) in Cash and Cash Equivalents
                         (in thousands)
                                                      Period
                                                  from inception
                                Six months ended  (June 26, 1997)
                                  June 30, 1998     to June 30,
                                                        1998
__________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                     $       (43,502)       $(71,943)
  Non-cash adjustments to reconcile
     net loss to net cash used in
     operating activities:

     Increase in assets:
       Interest receivable             (1,382)         (2,349)
       Prepaid expenses and other
          assets                         (200)           (310)

     Increase in liabilities:
        Payable to ALZA Corporation        996          16,064
        Accrued liabilities                 67             107
__________________________________________________________________________

     Total adjustments                   (519)          13,512

Net cash used in operating activities (44,021)        (58,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale
     securities                      (101,299)       (206,618)
  Sales of available-for-sale
     securities                         24,537          24,537
  Employee loan, long-term                   -           (300)
__________________________________________________________________________

Net cash used in investing activities (76,762)       (182,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock to
     ALZA Corporation                        -         300,000
__________________________________________________________________________
Net cash provided by financing
  activities                                 -         300,000
__________________________________________________________________________
Net increase (decrease) in cash and
  cash equivalents                   (120,783)          59,188
__________________________________________________________________________
Cash and cash equivalents
  at beginning of period               179,971               -
__________________________________________________________________________

Cash and cash equivalents
  at end of period                  $   59,188          $  59,188
=========================================================================

See accompanying notes.

Crescendo Pharmaceuticals Corporation
(a development stage company)

Notes to Financial Statements (unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

   Crescendo Pharmaceuticals Corporation ("Crescendo") was incorporated in Delaware on June 26, 1997 and commenced operations on September 30, 1997. Crescendo was formed for the purpose of selecting and developing human pharmaceutical products and commercializing such products, most likely through licensing to ALZA Corporation ("ALZA"). Since its formation, Crescendo's principal activities have been conducting product development under its agreements with ALZA. In accordance with generally accepted accounting principles, Crescendo is considered a development stage company.

   The information at June 30, 1998, for the three and six months ended June 30, 1998 and for the period from inception through June 30, 1998 is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Crescendo believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results for the full year. The balance sheet for December 31, 1997 was derived from the audited balance sheet. The financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 1997 included in Crescendo's 1997 Annual Report on Form 10-K.

Accounting for Revenues and Expenses

   Crescendo's revenue currently consists solely of interest and investment income. If and when any products of Crescendo are commercialized, Crescendo will also derive revenue from the sale or license of such products, most likely through the sale of licensed products by third parties. Royalty and other product revenue will be recorded as earned.

   Crescendo expects to incur most of its expenses under its agreements with ALZA. Development costs paid to ALZA under a Development Agreement, and a Technology Fee (defined below) paid to ALZA under a Technology License Agreement, are recorded as research and development expenses when incurred. Amounts paid to ALZA under a Services Agreement are recorded as administrative expenses when incurred. See Note 4 for a description of the agreements between Crescendo and ALZA.

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

Comprehensive Income (Loss)

     As of January 1, 1998, Crescendo adopted Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting comprehensive income and its components. Comprehensive loss includes net loss plus other comprehensive loss. For Crescendo, other comprehensive loss primarily comprises net unrealized gains or losses on available-for-sale securities. Total comprehensive loss was $25.4 million, $43.2 million and $71.7 million for the quarter ended June 30, 1998, the six months ended June 30, 1998 and the period from inception through June 30, 1998, respectively. The adoption of SFAS 130 had no impact on Crescendo's results of operations or financial condition.

Note 2. Investments

     Crescendo has classified its entire investment portfolio, including cash and cash equivalents of approximately $59.2 million at June 30, 1998, as available-for-sale. Investments in the available-for-sale category are carried at fair market value with unrealized gains and losses recorded as a separate component of stockholders' equity. Realized gains and losses for the period ended June 30, 1998 were not material. The cost of securities when sold is based upon specific identification.


     The following is a summary of available-for-sale securities at June 30, 1998 (in thousands):

                          Available-for-Sale Securities
__________________________________________________________________________
                                                       Estimated
                   Amortized   Unrealized  Unrealized    Fair
                      Cost       Gains       Losses     Value
__________________________________________________________________________

U.S. Treasury
 securities and
 obligations of
 U.S. government
 agencies            $ 75,849    $     44   $   (72)    $ 75,821

Collateralized
 mortgage
 obligations and
 asset backed
 securities            32,821          80          -      32,901

Corporate securities
 (commercial paper,
 corporate notes and
 money market funds)  132,509    196         (52)        132,653
__________________________________________________________________________
                     $241,179  $ 320     $  (124)       $241,375
==========================================================================

The amortized cost and estimated fair value of debt and marketable securities at June 30, 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                 Estimated
                               Amortized           Fair
                                 Cost              Value
__________________________________________________________________________

Due in one year or less        $ 127,598        $  127,626
Due after one year through
 three years                      65,379            65,380
Due after three years through
 five years                       48,202            48,369
__________________________________________________________________________
                               $ 241,179        $  241,375
=========================================================================

Investment Risk

     Crescendo invests excess cash in money market and fixed income securities of companies with strong credit ratings, from a variety of industries, and in U.S. government obligations. These securities typically bear minimal credit risk and Crescendo has not experienced any losses on its investments to date due to credit risk.

Note 3. Per Share Information

     Basic earnings (loss) per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, warrants and convertible securities.

     The following table sets forth the computation of
Crescendo's basic and diluted loss per share:
                                                        Period from
                       Three months     Six months        inception
                          ended           ended        (June 26,1997)to
                      June 30, 1998    June 30, 1998    June 30, 1998
____________________________________________________________________________
NUMERATOR (in thousands):
Basic and Diluted
  Net loss            $   (25,620)   $    (43,502)       $   (71,943)
=========================================================================

DENOMINATOR (in thousands):
Basic and Diluted
  Weighted average shares
    outstanding       $     4,966     $     4,966              3,739
=========================================================================
Basic net loss
 per share            $     (5.16)    $    (8.76)      $      (19.24)
=========================================================================
Diluted net loss
 per share            $     (5.16)    $    (8.76)      $      (19.24)

     The potentially dilutive effect of outstanding options to purchase 100,000 shares of Crescendo Class A Common Stock (the "Crescendo Shares") would have been anti-dilutive in the three and six months ended June 30, 1998 and for the period from inception through June 30, 1998, and they were therefore excluded from the diluted per share calculations.

Note 4. Arrangements with ALZA Corporation

    On September 29, 1997, ALZA contributed $300 million in cash to Crescendo. On September 30, 1997, all of the Crescendo Shares, a total of 4,965,470, were distributed to the holders of ALZA common stock and ALZA's convertible subordinated debentures. Crescendo +Shares are traded on The NASDAQ Stock Market-service mark- under the symbol "CNDO." ALZA holds 1,000 shares of Crescendo Class B Common Stock.

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

    Under the Development Agreement, Crescendo agreed to fund the development of seven products (the "Initial Products"), the development of which was commenced by ALZA and Therapeutic Discovery Corporation ("TDC"), from August 25, 1997, the date on which TDC ceased funding such products, through October 31, 1997. Continuation of development of the Initial Products after October 31, 1997 was subject to ALZA proposing, and Crescendo's Board of Directors accepting, work plans and cost estimates for the Initial Products. As of July 31, 1998, three of the Initial Products (OROS -registered trademark- oxybutynin, DUROS-trademark-leuprolide and OROS-registered trademark- methylphenidate) were in active development. During the second quarter of 1998, ALZA completed feasibility evaluations for the E-TRANS-trademark- LHRH and E-TRANS-trademark- Macroflux-trademark- insulin products. Based on the results of the evaluations, on ALZA's recommendation, Crescendo is not funding additional development of these products at this time. Research and development expenses for the three months and six months ended June 30, 1998 were $28.6 million and $50.0 million, respectively, including a Technology Fee expense of $3.0 million and $6.0 million, respectively. For the period from inception through June 30, 1998, Crescendo recorded research and development expenses of $82.3 million, including a Technology Fee expense of $10.0 million.

   Crescendo and ALZA have entered into a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop human pharmaceutical products (the "Crescendo Products") (including the Initial Products), to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the Initial Products, Crescendo pays a Technology Fee to ALZA, monthly over a period of three years, in the amount of $1 million per month for the first 12 months following the distribution of Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month for the next 12 months (the "Technology Fee"). The Technology Fee will no longer be payable at such time as fewer than two of the Initial Products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the License Option (defined below). The Technology Fee is included in research and development expenses.

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

   Crescendo and ALZA have entered into a Services Agreement pursuant to which ALZA has agreed to provide Crescendo with administrative services, including accounting and legal services, on a fully-burdened cost reimbursement basis. The Services Agreement has a one-year term and will be renewed automatically for successive one-year terms during the term of the Development Agreement unless terminated by Crescendo at any time upon 60 days' written notice. General and administrative expenses incurred under this agreement for the three and six months ended June 30, 1998 were $0.4 million and $0.7 million, respectively. General and administrative expenses incurred under this agreement for the period from inception through June 30, 1998 were $0.9 million.

Item 2.   Management's Discussion and Analysis of Financial
Condition
          and Results of Operations

Notice Concerning Forward-Looking Statements
    Some of the statements made in this Form 10-Q, and particularly in the Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking in nature. Forward-looking statements include but are not limited to statements that are not historical facts and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "possible" and similar terms. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within Crescendo's control (including without limitation any possible future actions by ALZA) and various risk factors; therefore, actual results may differ materially from those anticipated in any forward-looking statements. The significant risks related to Crescendo's business are those associated with product selection, technology and product development, clinical development, product manufacturing, regulatory clearance to market products, changes in the health care marketplace, patent and intellectual property matters, medical and market acceptance of products (including third party reimbursement), commercializing products (including competition), conflicts of interest between ALZA and Crescendo and the risk of a lack of funds to complete the development of products. Such risks are described in more detail in Crescendo's Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations

     Revenues, consisting of net interest and investment income earned on invested funds, were approximately $3.4 million and $7.2 million for the three months and six months ended June 30, 1998, respectively. For the period from Crescendo's inception (June 26, 1997) through June 30, 1998, revenues were $11.3 million. As Crescendo's funds are used under the Development Agreement and to pay the Technology Fee, lower cash balances will be available for investment and, therefore, interest and investment income is expected to decrease. During the period in which all Crescendo Products are under development and applications for regulatory clearance are submitted and reviewed, Crescendo does not anticipate revenues other than from interest and investment income. If and when any Crescendo Product receives regulatory clearance and is successfully commercialized, Crescendo will derive revenue from the license or sale of such product.

     Crescendo incurred research and development expenses of approximately $28.6 million and $50.0 million for the three months and six months ended June 30, 1998, respectively. For the period from inception through June 30, 1998, Crescendo recorded research and development expenses of $82.3 million. These expenses related primarily to development of the Initial Products from August 25, 1997, the date TDC ceased funding such products, through June 30, 1998 and payment of Technology Fees of $3.0 million and $6.0 million to ALZA during the three months and six months ended June 30, 1998, respectively($10.0 million from inception through June 30, 1998). Crescendo's research and development expenses are expected to continue at approximately current levels during 1998, although quarterly fluctuations can be expected.

     General and administrative expenses for the three months and six months ended June 30, 1998 were $0.4 million and $0.7 million, respectively. For the period from inception through June 30, 1998, general and administrative expenses were $0.9 million. Expenses incurred by Crescendo under its Services Agreement with ALZA were approximately $75,000 and $125,000 for the three months and six months ended June 30, 1998, respectively. For the period from inception through June 30, 1998, expenses incurred by Crescendo under its Services Agreement with ALZA were approximately $217,000.

     The results of operations of Crescendo currently reflect primarily interest and investment income on the funds contributed by ALZA, and research and development expenses related to development of Crescendo Products and the Technology Fee. Crescendo's net loss for the three months and six months ended June 30, 1998 was $25.6 million or $5.16 per share and $43.5 million or $8.76 per share, respectively. The net loss from its inception through June 30, 1998 was $71.9 million or $19.24 per share. Crescendo is expected to continue to record significant net losses in future periods, as product development expenses under its agreements with ALZA are expected to continue to exceed income.

     Under its agreements with ALZA, Crescendo utilizes ALZA's operating and accounting systems maintained by ALZA. ALZA has indicated to Crescendo that the majority of ALZA's operating and accounting systems are year 2000 compliant. Also, Crescendo has requested confirmation of year 2000 compliance from its investment managers. Crescendo therefore does not currently expect its financial condition or results of operations to be materially adversely affected by year 2000 issues.

Liquidity and Capital Resources

     On September 29, 1997, ALZA contributed $300 million in cash to Crescendo in exchange for the Crescendo Shares. On September 30, 1997, ALZA distributed the Crescendo Shares to holders of ALZA common stock and ALZA's outstanding convertible subordinated debentures, and Crescendo commenced operations. The funds contributed by ALZA, plus investment income earned thereon, are used primarily to fund the development of Crescendo Products and to conduct related activities. Funds not immediately required for development activities are invested in low-risk securities.

     At June 30, 1998 and December 31, 1997, Crescendo had cash, cash equivalents and short - and long-term investments of approximately $241.5 million and 285.2 million, respectively. Crescendo's cash expenditures for operating activities were approximately $44.0 million for the six months ended June 30, 1998 and approximately $58.4 million for the period from inception through June 30, 1998. As Crescendo's funds continue to be utilized under the Development Agreement and to pay the Technology Fee to ALZA, increasingly lower cash balances will be available for investment.

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


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

    Not Applicable.


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

   (a) The annual meeting of stockholders of Crescendo was held on May 7, 1998.
(b) At the annual meeting, stockholders approved the following proposal:

          Election of Directors:   Votes For      Votes Withheld

          Gary L. Neil, Ph.D.      4,292,420           7,432

          Terrence F. Blaschke, MD 4,292,277           7,575


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




                                   Crescendo Pharmaceuticals Corporation



Date: August 13, 1998         By:          /s/ Gary L. Neil
                                    _________________________________
                                             Gary L. Neil
                                            President and
                                        Chief Executive Officer


Date: August 13, 1998         By:          /s/ David R. Hoffmann
                                   _________________________________
                                          David R. Hoffmann
                                        Vice President, Finance
                                            and Secretary