Form 10-Q
period 1998-09-30
CRESCENDO PHARMACEUTICALS CORP
filed 1998-11-16
CIK 1042138

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q



  X        Quarterly  Report Pursuant to Section 13 or  15(d)  of  the
     Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

                                 or

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

                         Yes _X__  No


Number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1998:

Class A Common Stock, $.01 par value - 4,965,470 shares

Class B Common Stock, $1.00 par value - 1,000 shares



                 CRESCENDO PHARMACEUTICALS CORPORATION
                    FORM 10-Q for the Quarter Ended
                          September 30, 1998


                                 INDEX


Part I. Financial Information


Item 1. Financial Statements

     Condensed Statements of Operations                         3
     Condensed Balance Sheets                                   4
     Condensed Statements of Cash Flows                         5
     Notes to Condensed Financial Statements                 6-12

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations          13-16

Item 3. Quantitative and Qualitative Disclosures
      about Market Risk                                        16

Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K                       17


Signatures                                                     18


Exhibits

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                 Crescendo Pharmaceuticals Corporation
                     (a development stage company)

            Condensed Statements of Operations (unaudited)
               (in thousands, except per share amounts)



                                 Period from                   Period from
                Three months      inception      Nine months    inception
                    ended     (June 26, 1997),     ended     (June 26, 1997)
                  Sept. 30,     to Sept. 30,    Sept. 30,     to Sept. 30,
		               	   1998            1997*          1998           1998
__________________________________________________________________________

Revenues:
 Net interest and
 investment income $   3,786   $      91     $   10,988   $    15,071

Expenses:
 Research & development
  performed under
  contract with ALZA
  Corporation         28,422       6,366         78,453       110,732
General & admin          331           1          1,004         1,249
_________________________________________________________________________
   Total expenses      28,753         6,367      79,457       111,981
_________________________________________________________________________

Net loss           $  (24,967)    $  (6,276) $  (68,469)   $  (96,910)
=========================================================================

Net loss per
 common share

   Basic            $   (5.03)    $ (113.53)   $    (13.79) $   (24.32)
=========================================================================

   Diluted          $   (5.03)    $ (113.53)   $    (13.79) $   (24.32)
=========================================================================



* See Note 1

See accompanying notes.

                 Crescendo Pharmaceuticals Corporation
                     (a development stage company)

                 Condensed Balance Sheets (unaudited)
     (in thousands, except number of shares and per share amounts)


                                        September 30,   December 31,
                                            1998           1997
_____________________________________________________________________

ASSETS

Current assets:
   Cash and cash equivalents            $  58,490      $179,971
   Short-term investments                  56,574        29,601
   Interest receivable                      1,895           967
   Prepaid expenses and other
    current assets                            246           110
_____________________________________________________________________


      Total current assets                 117,205       210,649

Employee loan                                  300           300
Long-term investments                      103,849        75,638
_____________________________________________________________________


      Total assets                      $  221,354      $286,587
=====================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Payable to ALZA Corporation          $  16,392       $ 15,068
   Accrued liabilities                         34             40
_____________________________________________________________________


      Total current liabilities             16,426        15,108

Stockholders' equity:
   Class A Common Stock, $0.01 par value,
    6,000,000 shares authorized; 4,965,470
    issued and outstanding                      50            50
   Class B Common Stock, $1.00 par value,
    1,000 shares authorized, issued and
    outstanding                                  1             1
   Additional paid-in capital              299,949       299,949
   Accumulated other comprehensive income
    (loss)                                   1,838           (80)
   Deficit accumulated during development
    stage                                  (96,910)      (28,441)
_____________________________________________________________________

      Total stockholders' equity           204,928       271,479
_____________________________________________________________________

       Total liabilities and
        stockholders' equity            $ 221,354       $286,587
=====================================================================


See accompanying notes.

                 Crescendo Pharmaceuticals Corporation
                     (a development stage company)

            Condensed Statements of Cash Flows (unaudited)
          Increases (Decreases) in Cash and Cash Equivalents
                            (in thousands)

                                                     Period       Period
                                   Nine months  from inception from inception
                                     ended      (June 26, 1997)(June 26, 1997)
                                    Sept. 30,    to Sept. 30,    to Sept. 30,
                                      1998             1997*        1998
______________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                      $    (68,469)      $  (6,276)      $   (96,910)
 Non-cash adjustments to reconcile
   net loss to net cash used in
   operating activities:

 Increase in assets:
   Interest receivable                    (928)            -           (1,895)
   Prepaid expenses and other
      assets                              (136)            -             (246)

 Increase (decrease) in liabilities:
     Payable to ALZA Corporation         1,324          6,368          16,392
     Accrued liabilities                    (6)           -                34
_____________________________________________________________________________
Total adjustments                          254          6,368          14,285

Net cash (used in) provided by         (68,215)            92         (82,625)
 operating activities

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of available-for-sale
   securities                         (111,299)           -          (216,618)
 Sales of available-for-sale
   securities                           58,033            -            58,033
 Employee loan, long-term                   -             -              (300)
_____________________________________________________________________________

Net cash used in investing activities      (53,266)       -          (158,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock to
   ALZA Corporation                         -         300,000         300,000
_____________________________________________________________________________
Net cash provided by financing
 activities                                  -         300,000        300,000
_____________________________________________________________________________
Net increase (decrease) in cash and
 cash equivalents                      (121,481)       300,092         58,490
_____________________________________________________________________________
Cash and cash equivalents
 at beginning of period                 179,971             -             -
_____________________________________________________________________________

Cash and cash equivalents
 at end of period                      $ 58,490      $ 300,092      $  58,490
=============================================================================
*See Note 1.

See accompanying notes.

Crescendo Pharmaceuticals Corporation
(a development stage company)

Notes to Condensed Financial Statements (unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

   Crescendo Pharmaceuticals Corporation ("Crescendo") was incorporated in Delaware on June 26, 1997 and commenced operations on September 30, 1997, at which time Crescendo incurred $6 million of research and development expenses, representing reimbursement to ALZA for contract research work performed by ALZA during an approximate one month period prior to September 30, 1997. Crescendo was formed for the purpose of selecting and developing human pharmaceutical products and commercializing such products, most likely through licensing to ALZA Corporation ("ALZA"). Since its formation, Crescendo's principal activities have been conducting product development under its agreements with ALZA. In accordance with generally accepted accounting principles, Crescendo is considered a development stage company.

   The information at September 30, 1998, for the three and nine months ended September 30, 1998, the period from inception through September 30, 1997, and for the period from inception through September 30, 1998 is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Crescendo believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results for the full year. The balance sheet for December 31, 1997 was derived from the audited balance sheet. The financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 1997 included in Crescendo's 1997 Annual Report on Form 10-K.

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

Cash, Cash Equivalents and Short-Term Investments

     Cash and cash equivalents include cash balances and investments with maturities of three months or less at the time of purchase. Short-term investments include commercial paper and other highly liquid investments with maturities less than one year. The carrying amount reported on the balance sheet for cash, cash equivalents, and short-term investments, approximates their fair value.

New Accounting Standard

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for annual and interim disclosures of operating segments, products and services, geographic areas and major customers, and is effective in 1998. The adoption of SFAS 131 will have no impact on Crescendo's results of operations or financial condition.

Comprehensive Income (Loss)

     As of January 1, 1998, Crescendo adopted Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting comprehensive income and its components. Comprehensive loss includes net loss plus other comprehensive loss. For Crescendo, other comprehensive loss primarily comprises net unrealized gains or losses on available-for-sale securities. Total comprehensive loss was approximately $25.0 million and $68.5 million for the three months and nine months ended September 30, 1998, respectively. For the period ended September 30, 1997 the net loss was approximately $6.3 million. For the period from inception through September 30, 1998 the total comprehensive loss was approximately $96.9 million. The adoption of SFAS 130 had no impact on Crescendo's results of operations or financial condition.

Note 2. Investments

     Crescendo has classified its entire investment portfolio, including cash and cash equivalents of approximately $58.5 million at September 30, 1998, as available-for-sale. Investments in the available-for-sale category are carried at fair market value with unrealized gains and losses recorded as a separate component of stockholders' equity. Realized gains and losses for the period ended September 30, 1998 were not material. The cost of securities when sold is based upon specific identification.


     The following is a summary of available-for-sale securities at September 30, 1998 (in thousands):

                          Available-for-Sale Securities
______________________________________________________________________
                                                       Estimated
                   Amortized   Unrealized  Unrealized    Fair
                      Cost       Gains       Losses     Value
______________________________________________________________________
U.S. Treasury
 securities and
 obligations of
 U.S. government
 agencies           $ 78,350    $    707   $      -    $ 79,057

Collateralized
 mortgage
 obligations and
 asset backed
 securities           31,240         398          -      31,638

Corporate securities
 (commercial paper,
 corporate notes and
 money market funds) 107,409         733         -      108,142
______________________________________________________________________

                    $216,999    $  1,838   $      -    $218,837
======================================================================

The amortized cost and estimated fair value of debt and marketable securities at September 30, 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                 Estimated
                               Amortized           Fair
                                 Cost              Value
______________________________________________________________________
Due in one year or less        $ 114,843        $  114,988
Due after one year through
 three years                      51,529            52,264
Due after three years through
 five years                       50,627            51,585
______________________________________________________________________

                               $ 216,999        $  218,837
=====================================================================


Investment Risk

     Crescendo invests excess cash in money market and fixed income securities of companies with strong credit ratings, from a variety of industries, and in U.S. government obligations. These securities typically bear minimal credit risk and Crescendo has not experienced any losses on its investments to date due to credit risk.

Note 3. Per Share Information

      Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options.

     The following table sets forth the computation of Crescendo's basic and diluted loss per share:

                                     Period from                   Period from
                                      inception                      inception
                  Three months     (June 26, 1997)  Nine months  (June 26, 1997)
                      ended             to           ended            to
                Sept. 30, 1998   Sept. 30, 1997*  Sept. 30, 1998 Sept. 30, 1998
________________________________________________________________________________

NUMERATOR (in thousands):
Basic and Diluted
Net loss          $   (24,967)      $ (6,276)      $  (68,469)    $  (96,910)
================================================================================

DENOMINATOR (in thousands):
Basic and Diluted
Weighted average shares
outstanding             4,966             55            4,966          3,984
================================================================================
Basic net loss
  per share        $ (5.03)         $(113.53)      $   (13.79)    $   (24.32)
================================================================================
Diluted net loss
  per share        $    (5.03)      $(113.53)      $   (13.79)    $   (24.32)
*See Note 1.

     The potentially dilutive effect of outstanding options to purchase 100,000 shares of Crescendo Class A Common Stock (the "Crescendo Shares") would have been anti-dilutive in the three and nine months ended September 30, 1998, for the period ended September 30, 1997, and for the period from inception through September 30, 1998, and they were therefore excluded from the diluted per share calculations.

Note 4. Arrangements with ALZA Corporation

    On September 29, 1997, ALZA contributed $300 million in cash to Crescendo. On September 30, 1997, all of the Crescendo Shares, a total of 4,965,470, were distributed to the holders of ALZA Common Stock and ALZA's convertible subordinated debentures. Crescendo Shares are traded on The NASDAQ Stock Market-Servicemark- under the symbol "CNDO." ALZA holds 1,000 shares of Crescendo Class B Common Stock.

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

    Under the Development Agreement, Crescendo agreed initially to fund the development of seven products (the "Initial Products"). As of October 31, 1998, three of the Initial Products (OROS-Registered - Trademark- oxybutynin, DUROS-Trademark- leuprolide and OROS-Registered Trademark- methylphenidate) remained in active development. During the third quarter of 1998, ALZA completed feasibility evaluations for
the E-TRANS-Trademark- LHRH and      E-TRANS-Trademark- Macroflux-
Trademark- insulin products. Based on the results of the evaluations, on ALZA's recommendation, Crescendo is not funding additional development of these products, beginning in the third quarter of 1998. The other disclosed product in active development with ALZA is an E-TRANS-Trademark- fentanyl product for chronic pain. Research and development expenses for the three months and nine months ended September 30, 1998 were approximately $28.4 million and $78.5 million, respectively, including a Technology Fee expense of $2.7 million and $8.7 million, respectively. Research and development expenses for the period ended September 30, 1997 were approximately $6.4 million, including a Technology Fee expense of $1.0 million. For the period from inception through September 30, 1998, Crescendo recorded research and development expenses of approximately $110.7 million, including a Technology Fee expense of $12.7 million.

   Crescendo and ALZA have entered into a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop human pharmaceutical products (the "Crescendo Products") (including the Initial Products), to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the Initial Products, Crescendo pays a Technology Fee to ALZA, monthly over a period of three years, in the amount of $1 million per month for the first 12 months following the distribution of Crescendo Shares, $667,000 per month(beginning in September 1998) for the following 12 months and $333,000 per month for the next 12 months (the "Technology Fee"). The Technology Fee will no longer be payable at such time as fewer than two of the Initial Products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the License Option (defined below). The Technology Fee is included in research and development expenses.

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

   Crescendo and ALZA have entered into a Services Agreement pursuant to which ALZA has agreed to provide Crescendo with administrative services, including accounting and legal services, on a fully-burdened cost reimbursement basis. The Services Agreement has a one-year term and will be renewed automatically for successive one-year terms during the term of the Development Agreement unless terminated by Crescendo at any time upon 60 days' written notice. General and administrative expenses incurred under this agreement for the three and nine months ended September 30, 1998 were approximately $66,000 and $192,000, respectively. For the period ended September 30, 1997, total general and administrative expenses were not material. General and administrative expenses incurred under the Services Agreement for the period from inception through September 30, 1998 were approximately $283,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Crescendo was incorporated on June 26, 1997, and commenced operations on September 30, 1997, at which time Crescendo incurred approximately $6 million of research and development expenses, representing reimbursement to ALZA Corporation for contract research work performed by ALZA during an approximate one month period prior to September 30, 1997. As a result, this Management's Discussion and Analysis of Financial Condition and Results of Operations does not include a comparison between the 1997 period of operations and the three and nine months ended September 30, 1998, as such comparison would not be meaningful.

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

Results of Operations

     Revenues, consisting of net interest and investment income earned on invested funds, were approximately $3.8 million and $11.0 million for the three months and nine months ended September 30, 1998, respectively. For the period from Crescendo's inception (June 26, 1997) through September 30, 1998, revenues were approximately $15.1 million. As Crescendo's funds are used under the Development Agreement and to pay the Technology Fee, lower cash balances will be available for investment and, therefore, interest and investment income is expected to decrease. During the period in which all Crescendo Products are under development and applications for regulatory clearance are submitted and reviewed, Crescendo does not anticipate revenues other than from interest and investment income.
If and when any Crescendo Product receives regulatory clearance and is successfully commercialized, Crescendo will derive revenue from the license or sale of such product.

     Crescendo incurred research and development expenses of approximately $28.4 million and $78.5 million for the three months and nine months ended September 30, 1998, respectively. For the period from inception through September 30, 1998, Crescendo recorded research and development expenses of approximately $110.7 million. These expenses related primarily to development of the Initial Products through September 30, 1998 and payment of Technology Fees of $2.7 million and $8.7 million to ALZA during the three months and nine months ended September 30, 1998, respectively ($12.7 million from inception through September 30, 1998). Crescendo's research and development expenses are expected to continue at approximately current levels during 1998, although quarterly fluctuations can be expected.

     General and administrative expenses for the three months and nine months ended September 30, 1998 were approximately $0.3 million and $1.0 million, respectively. For the period from inception through September 30, 1998, general and administrative expenses were approximately $1.2 million. Expenses incurred by Crescendo under its Services Agreement with ALZA were approximately $66,000 and $192,000 for the three months and nine months ended September 30, 1998, respectively. For the period from inception through September 30, 1998, expenses incurred by Crescendo under its Services Agreement with ALZA were approximately $283,000.

     The results of operations of Crescendo currently reflect primarily interest and investment income on the funds contributed by ALZA, and research and development expenses related to development of Crescendo Products and the Technology Fee. Crescendo's net loss for the three months and nine months ended September 30, 1998 was approximately $25.0 million or $5.03 per share and $68.5 million or $13.79 per share, respectively. The net loss from its inception through September 30, 1998 was $96.9 million or $24.32 per share. Crescendo is expected to continue to record significant net losses in future periods, as product development expenses under its agreements with ALZA are expected to continue to exceed income.

Year 2000

     Many older computer software programs refer to years in terms of their two final digits only. Such programs could misinterpret the year 2000 as the year 1900, which, if not corrected, could cause date-related systems failures. This is referred to as the "Year 2000" problem.

     Crescendo is reliant upon the QuickBooks Pro Version 5.0 software application to conduct its business. This accounting software has been represented by the manufacturer to be Year 2000 compliant.

     In addition to its internal system, Crescendo is also reliant upon the capabilities of the computer systems of its vendors, contractors (including ALZA for administrative functions under the Services Agreement and for contractual research and development), U.S. government agencies, and its investment managers. In order to determine the level of Year 2000 compliance of vendors, contractors and investment managers, Crescendo has initiated communications with third parties with whom it has material direct business relationships. If any of these third parties experience failures in their computer systems due to Year 2000 non-compliance, it could materially affect Crescendo's investment portfolio, ability to engage in normal business activities and, in particular, the status of certain product development activities being conducted by ALZA. Although these risks are outside of Crescendo's control, Crescendo will continue to assess the responses it receives from third parties in an effort to address any potential non-compliance issues.

     Crescendo has not incurred any material costs in connection with its Year 2000 assessment and no conversion of its internal system is required. Due to the general uncertainty surrounding the Year 2000 readiness of third parties upon whom Crescendo relies, Crescendo is unable to determine at this time whether or to what extent Year 2000 failures will have a material impact on its operations.

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

     At September 30, 1998, and December 31, 1997, Crescendo had cash, cash equivalents and short-and long-term investments of approximately $218.9 million and $285.2 million, respectively. Crescendo's cash expenditures for operating activities were approximately $68.2 million for the nine months ended September 30, 1998 and approximately $82.6 million for the period from inception through September 30, 1998. As Crescendo's funds continue to be utilized under the Development Agreement and to pay the Technology Fee to ALZA, increasingly lower cash balances will be available for investment.

    Based on anticipated spending levels for the continued development of all the current Crescendo Products, it is expected that Crescendo's funds for product development will be exhausted during the next two to three years. At that time, product development funding by Crescendo will cease. However, several factors could impact the level and timing of Crescendo funding, including receipt of FDA clearance of a Crescendo Product, any commercial arrangements between ALZA and other companies which would cause ALZA to exercise its License Option with respect to any Crescendo Product and not request further funding with respect to such Crescendo Product, the addition of any new Crescendo Products, the discontinuation of the development of any Crescendo Products, any change in the number of projects advancing to or continuing in later stages of development or any adjustments in the rate of spending on products currently in development.

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


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

    Not Applicable.


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits:

     10.1 Amendment No.1 to Services Agreement between ALZA
          Corporation and Crescendo Pharmaceuticals Corporation dated August 24, 1998.


     27   Financial Data Schedule


   (b)    No reports on Form 8-K were filed during the quarter.



                              SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Crescendo Pharmaceuticals Corporation



Date: November 13 , 1998      By:       /s/ Gary L. Neil
                                   _________________________________
                                             Gary L. Neil
                                            President and
                                        Chief Executive Officer


Date: November 13 , 1998      By:       /s/ David R. Hoffmann
                                   _________________________________
                                          David R. Hoffmann
                                          Vice President, Finance
                                            and Secretary


























                                 EXHIBIT INDEX



Exhibit

10.1 Amendment No.1 to Services Agreement between ALZA Corporation and Crescendo Pharmaceuticals Corporation dated August 24, 1998.


27    Financial Data Schedule