Form 10-K
period 1998-12-31
CRESCENDO PHARMACEUTICALS CORP
filed 1999-03-26
CIK 1042138

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K

  X        Annual  Report  Pursuant to Section 13 or  15(d)  of  the
     Securities  Exchange  Act of 1934 for  the  fiscal  year  ended
     December 31, 1998

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 12, 1999:  $71,378,631

Number of shares outstanding of each of the registrant's classes of common stock as of March 12, 1999:

     Class A Common Stock, $.01 par value 4,965,470 shares
     Class B Common Stock, $1.00 par value 1,000 shares

                 DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12 and 13 of Part III are incorporated by reference to the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on May 6, 1999.

                CRESCENDO PHARMACEUTICALS CORPORATION
                     Annual Report on Form 10-K
             for the fiscal year ended December 31, 1998

                          TABLE OF CONTENTS


                                                            Page
PART I

Item 1. Business                                            3-13
Item 2. Properties                                            13
Item 3. Legal Proceedings                                     13
Item 4. Submission of Matters to a Vote of Security Holders   13

        EXECUTIVE OFFICERS OF THE REGISTRANT                  14

PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters                                   15
Item 6. Selected Financial Data                               16
Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                16-19
Item 7a.Quantitative and Qualitative Disclosures About
        Market Risk                                           19
Item 8. Financial Statements and Supplementary Data        20-34
Item 9. Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure                   35

PART III

Item 10.Directors and Executive Officers of the Registrant    35
Item 11.Executive Compensation                                35
Item 12.Security Ownership of Certain Beneficial Owners and
        Management                                            35
Item 13.Certain Relationships and Related Transactions        35

PART IV

Item 14.Exhibits, Financial Statement Schedules and Reports
        on Form 8-K.                                          36

        Signatures                                            37


                               PART I

Item 1.        Business

Notice Concerning Forward-Looking Statements

    Some of the statements made in this Form 10-K, including, without limitation, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking in nature. Forward-looking statements include but are not limited to statements that are not historical facts and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "possible" and similar terms. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within the control of Crescendo Pharmaceuticals Corporation ("Crescendo") including, without limitation, any possible future actions by ALZA Corporation ("ALZA"), and various risk factors; therefore, actual results may differ materially from those anticipated in any forward-looking statements. The significant risks related to Crescendo's business are those associated with technology and product development, clinical development, product manufacturing, regulatory clearance to market products, patent and intellectual property matters, medical and market acceptance of products (including third party reimbursement), changes in the health care marketplace, commercializing products (including competition), conflicts of interest between ALZA, and Crescendo and the limited funds available to complete the development of Crescendo Products.

Overview of Crescendo's Business

   Crescendo was incorporated in Delaware on June 26, 1997 and commenced operations on September 30, 1997. Crescendo was formed by ALZA for the purpose of selecting and developing human pharmaceutical products (the "Crescendo Products") and commercializing such products, most likely through licensing to ALZA. Crescendo Products generally are expected to combine ALZA's drug delivery technologies with available therapeutic agents. In addition, Crescendo may fund the development of products licensed from third parties that complement ALZA's product pipeline or otherwise provide a significant commercialization opportunity for ALZA.

    On September 30, 1997, ALZA distributed all of the outstanding shares of Crescendo Class A Common Stock (the "Crescendo Shares"), a total of 4,965,470, to the holders of ALZA's common stock and ALZA's convertible subordinated debentures. Crescendo Shares are traded on The Nasdaq Stock Market-Service Mark- under the symbol "CNDO." In connection with the distribution, ALZA contributed $300 million in cash to Crescendo, which will be used primarily to fund the development of Crescendo Products. In addition, at the time of the distribution, Crescendo and ALZA entered into a number of agreements, including a Development Agreement, Technology License Agreement, License Option Agreement and Services Agreement, discussed under "Arrangements with ALZA" below. ALZA holds 1,000 shares of Crescendo Class B Common Stock.

   Since its formation, Crescendo's principal activities have been conducting product development under its agreements with ALZA. In accordance with generally accepted accounting principles, Crescendo is considered a development stage company.

Arrangements with ALZA

    DEVELOPMENT AGREEMENT. Crescendo and ALZA have a Development Agreement pursuant to which ALZA conducts product development and related activities on behalf of Crescendo under work plans and cost estimates that have been proposed by ALZA and approved by Crescendo. Crescendo is required to use the cash initially contributed to it by ALZA, plus interest thereon, less Crescendo's administrative expenses, the Technology Fee (discussed below) paid to ALZA, and reserves of up to $2 million (the "Available Funds") to conduct activities under the Development Agreement. Activities under the Development Agreement include the development of Crescendo Products and the identification of potential new products for development by Crescendo. In addition, ALZA may, on behalf of Crescendo, perform technical evaluations of product opportunities involving proprietary agents of third parties that may be available for licensing or other collaborative arrangements for use in a Crescendo Product. The fully-burdened costs of all of these activities are charged by ALZA to Crescendo monthly, as "Development Costs."

    Under the Development Agreement, Crescendo initially agreed to fund the development of seven products (the "Initial Products"), which was commenced by ALZA and Therapeutic Discovery Corporation ("TDC"), during the period from August 25, 1997, the date on which TDC ceased funding such products, through October 31, 1997. As of December 31, 1998, three of the seven Initial Products (OROS-registered trademark- oxybutynin, DUROS-registered trademark-leuprolide and OROS methylphenidate) remained in active development and/or had been licensed by ALZA. See "Disclosed Products in Development" below.

    All technology developed or otherwise obtained pursuant to the Development Agreement ("Developed Technology") is owned by ALZA, subject to Crescendo's right to use such technology in Crescendo Products. ALZA will pay Crescendo a royalty equal to 1% of net sales of products, other than Crescendo Products, that use any patented Developed Technology.

     TECHNOLOGY LICENSE AGREEMENT. Crescendo and ALZA have a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop the Crescendo Products(including the Initial Products), to conduct related activities, and to commercialize Crescendo Products. In exchange for the license to use existing ALZA technology relating to the Initial Products, Crescendo pays a technology fee (the "Technology Fee") to ALZA, monthly, over a period of three years, in the amount of $1 million per month for the first 12 months following the distribution of Crescendo Shares, $667,000 per month (beginning in September 1998) for the following 12 months and $333,000 per month for the next 12 months. The Technology Fee will no longer be payable at such time as fewer than two of the Initial Products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the License Option (described below). The Technology Fee is included in research and development expenses.

    LICENSE OPTION AGREEMENT. Pursuant to a License Option Agreement entered into by Crescendo and ALZA, Crescendo has granted ALZA an option to acquire a license to each Crescendo Product (the "License Option"). The License Option for any Crescendo Product is exercisable on a country-by-country basis at any time until (i) with respect to the United States, 30 days after clearance by the FDA to market such Crescendo Product in the United States and (ii) with respect to any other country, 90 days after the earlier of (a) clearance by the appropriate regulatory agency to market the Crescendo Product in such country and (b) clearance by the FDA to market the Crescendo Product in the United States. The License Option will expire, to the extent not previously exercised, 30 days after the expiration of ALZA's option to purchase all of the outstanding Crescendo Shares ("See Purchase Option" below). If and to the extent the License Option is exercised as to any Crescendo Product, ALZA will acquire a perpetual, exclusive license (with the right to sublicense) to develop, make, have made and use the licensed product, and to sell and have sold the licensed product in the country or countries as to which the License Option is exercised.

   LICENSE AGREEMENT. Under the License Agreement, for each licensed product, ALZA will make payments to Crescendo with respect to the licensed product equal to 1% of net sales of the licensed product by ALZA and its sublicensees, distributors and marketing partners, plus an additional 0.1% of such net sales for each full $1 million of Development Costs of the licensed product that have been paid by Crescendo, not to exceed 2.5% of net sales in the first year a licensed product is sold in a major market country, and not to exceed 3% for the following two years. ALZA has the right to buy out Crescendo's right to receive payments for any or all licensed products on a country-by-country or global basis in accordance with a formula set forth in the License Agreement. As of December 31, 1998, ALZA exercised its option to obtain a worldwide license to one of the Initial Products, OROS oxybutynin. See "Licensed Products" below.

    PURCHASE OPTION. Pursuant to Crescendo's Restated Certificate of Incorporation, ALZA has the right to purchase all (but not less than all) of the Crescendo Shares (the "Purchase Option"). The Purchase Option is exercisable by written notice to Crescendo at any time until January 31, 2002, provided that such date will be extended for successive six month periods if, as of any July 31 or January 31 beginning with July 31, 2001, Crescendo has not paid (or accrued expenses for) at least 95% of Available Funds pursuant to the Development Agreement. In any event, the Purchase Option will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining, accompanied by a report of Crescendo's independent auditors.

     If the Purchase Option is exercised, the exercise price will be the greatest of:

          (a)(i) 25 times the actual payments made by or due from ALZA to Crescendo under the Development Agreement and the License Agreement for any product (and, in addition, such payments as would have been made by or due from ALZA to Crescendo if ALZA had not previously exercised its payment buy-out option with respect to any such payments) for the four calendar quarters immediately preceding the quarter in which the Purchase Option is exercised (provided, however, that for any product which has not been commercially sold during each of such four calendar quarters, the portion of the exercise price for such product will be 100 times the average of the quarterly payments made by or due from ALZA to Crescendo for each of such calendar quarters during which such product was commercially sold) less (ii) any amounts previously paid to exercise any payment buy out option;

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

    At December 31, 1998, Crescendo had $175.4 million of Available Funds remaining.

    SERVICES AGREEMENT. Crescendo and ALZA have a Services Agreement pursuant to which ALZA provides certain administrative services, including accounting and legal services, to Crescendo. Specified charges for such services are generally intended to allow ALZA to recover direct costs of providing the services, including fully-allocated overhead, plus all out of pocket costs and expenses, but without any profit (fully-burdened cost). The Services Agreement originally had a one year term and is renewed automatically for successive one year terms during the term of the Development Agreement, unless terminated by Crescendo at any time upon 60 days' written notice.

Disclosed Products in Development

   As described above, under the Development Agreement, Crescendo agreed to fund the development of the Initial Products through October 31, 1997. The Initial Products were OROS oxybutynin, DUROS-registered trademark- leuprolide, OROS methylphenidate, IUTS progesterone, D-TRANS-registered trademark- testosterone matrix, E-TRANS-registered trademark- LHRH and E-TRANS Macroflux-trademark-insulin. As of December 31, 1998, three of the seven Initial Products (OROS oxybutynin, DUROS leuprolide, and OROS methylphenidate) were still in active development. On ALZA's recommendation, Crescendo has ceased funding further development of the other Initial Products. In addition, in January of 1998, Crescendo agreed to fund the development of an E-TRANS fentanyl product for the treatment of chronic and break-through pain. The disclosed products in active development are described below:

     - OROS oxybutynin - The OROS oxybutynin product, for the treatment of overactive bladder with symptoms including urge urinary incontinence, urgency and frequency, was approved by the United States Food and Drug Administration ("FDA") on December 16, 1998. Phase IV clinical studies of the product are continuing. The product was introduced by ALZA in the United States on February 1, 1999 under the trade name Ditropan-registered trademark- XL. Synthelabo has rights to market the product in Europe, after regulatory approval, under an agreement with ALZA.

     - DUROS leuprolide - The DUROS leuprolide product is a small osmotically-driven implantable system designed to deliver leuprolide continuously for up to 12 months to provide palliative treatment of advanced prostate cancer. The product is currently in Phase III clinical trials, and ALZA has stated that it plans to submit an NDA on the product in 1999.

     - OROS methylphenidate - The OROS methylphenidate product is a once-daily treatment for Attention Deficit Disorder/Attention Deficit Hyperactivity Disorder. Pivotal Phase III clinical trials are ongoing, and ALZA has stated that it plans to submit an NDA for the product in 1999.

     - E-TRANS fentanyl (chronic and break-through pain) - ALZA and Crescendo are developing an E-TRANS fentanyl product for the treatment of chronic and break-through pain. ALZA and Janssen Pharmaceutica, Inc. (together with its affiliates "Janssen") have an agreement pursuant to which Janssen has an option, until a specified date, to take over funding the continued development of the product and to commercialize the product worldwide. If Janssen does not exercise its option, Crescendo has the right to continue the development of the product with ALZA. The product is in early development.

Licensed Products

   On December 16, 1998, the FDA approved Ditropan XL for marketing in the United States. The product is the first and only once-a-day treatment for overactive bladder approved for marketing in the United States. Also on December 16, 1998, ALZA exercised its option to obtain a worldwide license to OROS oxybutynin from Crescendo and announced a commercialization agreement with Synthelabo for the product in Europe. ALZA launched the product in the United States under the trade name Ditropan XL on February 1, 1999. Under the terms of the license agreement between Crescendo and ALZA, Crescendo will receive payments from ALZA based on worldwide net sales of the product. For the first three years the rates will be 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 5% and 6%, based on the Development Costs to date and future anticipated Development Costs to be paid by Crescendo.

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

     - Technology Risks - Crescendo Products generally are expected to utilize ALZA's drug delivery technologies. To create successful products, enhancements or modifications to existing ALZA technologies may be required. ALZA's DUROS and E-TRANS technologies, which are being utilized in Crescendo Products that are in active development, are relatively new, and neither of these technologies has yet been incorporated in a commercially marketed product. See "Patents and Patent Applications" below.

     - Small-Scale Manufacturing - Once a product is developed, it must be manufactured, on a small scale, for clinical testing. Small-scale manufacturing can be costly and time-consuming. ALZA's drug delivery technologies generally require complex manufacturing processes. In addition, DUROS products require aseptic manufacturing.

     - Clinical Studies - Once a product has been successfully manufactured on a small scale, trials to show clinical safety and efficacy must be undertaken and completed. In general, performance of a product in clinical studies must be consistent with the selected performance characteristics for that product in order for the product to be successful. Clinical studies are costly, and can take many years to complete. There can be no assurance that the desired outcomes will be shown in the clinical studies.

     - Sufficiency of Funding - Crescendo's initial $300 million of capital was contributed by ALZA. At December 31, 1998, Crescendo had approximately $175.4 million of Available Funds remaining. ALZA has no obligation to contribute additional funds. There can be no assurance that Crescendo will have sufficient funds to complete the development of the Crescendo Products. See "Risks Associated with Crescendo's Relationship with ALZA" below.

     - Inability to Raise New Capital - Crescendo most likely would not be able to raise additional capital or borrow funds until ALZA's Purchase Option is exercised or expires. If the Purchase Option expires unexercised, there will remain considerable risk that Crescendo could not raise sufficient funds to continue to develop its products.

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

     PRODUCT MANUFACTURING AND MARKETING RISKS. Even if Crescendo Products are developed and receive necessary regulatory clearances and approvals, there can be no assurance that the Crescendo Products can be successfully manufactured or marketed. There are numerous risks associated with the manufacturing and marketing of pharmaceutical products, including the following:

     - Commercial-Scale Manufacturing - Sometimes small-scale manufacturing processes must be modified in order to achieve successful commercial manufacturing and to obtain a reproducible, robust process. Particularly for products incorporating newer ALZA technologies, this commercial manufacturing scale-up could take several years and cost millions of dollars. Facilities that manufacture commercial pharmaceutical products sold in the United States must pass a rigorous pre-approval inspection by the FDA. Failure to pass this inspection could delay the introduction of a product, sometimes for significant periods.

     - Manufacturing Capability - If ALZA exercises its License Option for any Crescendo Product, ALZA may need to expand its manufacturing capabilities to provide commercial quantities of such product. If ALZA does not exercise its License Option for any Crescendo Product, Crescendo will have to make its own arrangements for manufacturing such product, because Crescendo currently has no manufacturing capability and does not expect to develop such capability. To manufacture any Crescendo Product itself, Crescendo would need substantial additional funds.

     - Sales and Marketing Capability - ALZA's sales organization is currently focused on certain target markets in the United States and Canada and has no significant operations outside such countries. If ALZA exercises its License Option for any Crescendo Product, ALZA may need to develop and/or expand its sales and marketing capabilities (or arrange for sales and marketing by third parties) in order to commercialize such product effectively. If ALZA does not exercise its License Option for any Crescendo Product, Crescendo will need to find other means to commercialize such product. Many pharmaceutical company competitors have far larger sales forces and significantly greater resources and experience in marketing pharmaceutical products than ALZA or Crescendo. See "Competition" below.

          Changes in the Pharmaceutical Marketplace - Because it takes many years to bring a pharmaceutical product to market, it is possible that the competitive environment could change during the period when a Crescendo Product is in development. For example, because of changes in the marketplace, a Crescendo Product could have less commercial potential than was anticipated when the product was conceived and development was initiated. In such an event, ALZA may not consider the product attractive for commercialization, and Crescendo may have expended substantial funds to develop a product that ALZA may not license and that may not be sufficiently attractive to third parties.

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

     - Dependence on ALZA for Personnel and Facilities - Crescendo depends substantially on ALZA for research and development activities, including the development of the Crescendo Products, and for administrative services. However, ALZA must use its personnel and facilities to meet its obligations to other clients and to conduct its own activities. There can be no assurance that ALZA's available personnel and facilities will be adequate for the performance of its duties to Crescendo.

     - Limitations on Crescendo's Activities - Crescendo's Restated Certificate of Incorporation prohibits Crescendo from taking or permitting any action that might impair ALZA's rights under the Purchase Option and does not allow Crescendo to amend its Restated Certificate of Incorporation to alter the Purchase Option or Crescendo's authorized capitalization without the consent of ALZA. Crescendo's ability to raise additional funds may be limited, or even prevented, by such provisions. In addition, during the term of ALZA's License Option for each Crescendo Product, Crescendo will not be able to license such product to any other party. If ALZA exercises its License Option for a Crescendo Product, Crescendo's involvement in the commercialization of that product will be substantially limited.

     - Limitation on Crescendo's Market Value - So long as the Purchase Option is exercisable, the market value of Crescendo Class A Common Stock will be limited by the formula setting forth the Purchase Option exercise price in the Crescendo's Restated Certificate of Incorporation.

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

     Patent protection generally has been important in the pharmaceutical industry and the commercial success of Crescendo Products may depend, in part, upon ALZA's election to seek patent protection and its ability to obtain such patents both in the United States and abroad. Although ALZA's current patents, pending patent applications, and any patents obtained on future applications covering any ALZA technology, Developed Technology or Crescendo Products are likely to be important to Crescendo's future operations, there can be no assurance that any additional patents will be issued or that any patents now or hereafter issued will be of commercial benefit.

     In the United States, patents are generally granted for specified periods of time. Some of ALZA's earlier patents covering various aspects of certain ALZA technology licensed to Crescendo, particularly the OROS dosage form, have expired or will expire over the next several years; however, ALZA technology is generally covered by multiple patents. If a Crescendo Product were not covered by ALZA patents, third parties would be able to market the identical product without payment to Crescendo.

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

Competition

     It can be expected that all or most of the Crescendo Products will face competition at the time of introduction into the marketplace, or thereafter, from different therapeutic agents intended for treatment of the same indication. In addition, all or most Crescendo Products will face competition both from traditional formulations of drugs and from advanced delivery systems being developed by others. ALZA undertakes client-sponsored product development activities with major pharmaceutical companies in addition to its activities on behalf of Crescendo. Such client-sponsored activities may involve the development of products that compete directly with Crescendo Products. In addition, ALZA may itself, without Crescendo funds, develop products using ALZA's drug delivery technology that compete directly with Crescendo Products.

     In some instances, because Crescendo is developing products which incorporate drugs that are off-patent or being developed by multiple companies, Crescendo will face competition from products incorporating the same or substantially similar therapeutic agents. A major challenge faced by Crescendo and other pharmaceutical companies is competition from generic pharmaceutical manufacturers. Generic competitors generally are able to obtain regulatory approval for off-patent drugs without investing in costly and time-consuming clinical trials, and need only demonstrate bioequivalence to the drug they wish to copy. Because of their substantially reduced development costs, generic companies are often able to charge much lower prices for their products than the originator of a new product. Crescendo Products may be subject to generic competition to the extent competitors can demonstrate bioequivalence without infringing ALZA patents covering Crescendo Products.

     Crescendo's competition potentially includes all of the pharmaceutical companies in the world, including ALZA and ALZA's clients. Many of these other pharmaceutical companies have greater financial resources, technical staffs and manufacturing and marketing capabilities than ALZA or Crescendo.

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

     The health care industry has continued to change rapidly as the public, government, medical practitioners and the pharmaceutical industry focus on ways to expand medical coverage while controlling the growth in health care costs. The growth of managed care organizations and the resulting pressures for cost-containment in the United States health care system are expected to continue to put pressures on the prices charged for pharmaceutical products. Prescription drug reimbursement practices and the growth of managed care organizations, pharmaceutical benefit management groups and group buying organizations, as well as generic and therapeutic substitution (substitution of a different product for the same indication), could adversely affect Crescendo's business. Recently, legislative proposals have been made that could have the effect of requiring large discounts on the prices that pharmaceutical companies can charge for products for Medicare participants. A number of states are also considering this type of legislation. It is not clear whether, or when, any of these proposals might be adopted.

Revenues and Net Loss

     Revenues consisting of net interest and investment income earned on invested funds, were approximately $13.9 million in 1998. For the period from inception (June 26, 1997) through December 31, 1997, revenues were approximately $4.1 million. For the period from inception (June 26, 1997) through December 31, 1998, revenues were approximately $18.0 million. Crescendo reported a net loss for the year ended December 31, 1998 of approximately $95.8 million or $19.29 per share. For the period from inception (June 26, 1997) through December 31, 1997, Crescendo reported a net loss of approximately $28.4 million or $11.33 per share. For the period from inception (June 26, 1997) through December 31, 1998, Crescendo reported a net loss of approximately $124.2 million or $29.96 per share. As Crescendo's funds are utilized under the Development Agreement and to pay the Technology Fee, lower cash balances will be available for investment and, therefore, interest and investment income is expected to decrease. Prior to ALZA's launch of Ditropan XL, Crescendo did not anticipate revenues other than from interest and investment income. Under the terms of the license agreement between Crescendo and ALZA for OROS oxybutynin, Crescendo will receive payments from ALZA based on worldwide net sales. For the first three years the rates will be 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 5% and 6%, based on the Development Costs to date and future anticipated Development Costs of the product to be paid by Crescendo.

Research and Development Expenses

     Crescendo's research and development expenses increased to approximately $106.0 million in 1998, compared to approximately $32.3 million for the period from inception (June 26, 1997) through December 31, 1997. The substantial increase in 1998 reflects the first full year of operation. For the period from inception (June 26, 1997) through December 31, 1998, Crescendo recorded research and development expenses of approximately $138.3 million. These expenses related primarily to development of Crescendo Products through December 31, 1998 and the payment of the Technology Fee in an amount equal to $4.0 million and $10.7 million, during the period from inception (June 26, 1997) through December 31, 1997 and for the year ended December 31, 1998, respectively ($14.7 million from inception (June 26, 1997) through December 31, 1998). Crescendo's research and development expenses are expected to continue at approximately current levels in 1999, although quarterly fluctuations may occur. Crescendo expects to spend all Available Funds within the next two years. How quickly Available Funds are expended will depend upon the progress of Crescendo Products currently in development, and the development costs of any future Crescendo Products proposed by ALZA and accepted for development by Crescendo

Employees

     On December 31, 1998, Crescendo had one employee, Dr. Gary L. Neil, its President and Chief Executive Officer. Other administrative services are currently provided to Crescendo by ALZA. See "Arrangements with ALZA -Services Agreement" above.

Item 2.   Properties

       Crescendo's corporate offices, which are leased from ALZA, are located in Palo Alto, California. Crescendo does not own any facilities.

Item 3.   Legal Proceedings

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       None.


                EXECUTIVE OFFICERS OF THE REGISTRANT

                              Position(s) with Registrant and
                                 Principal Occupations for
      Name          Age              Past Five Years
______________________________________________________________________

Gary L. Neil, PhD        58   President and Chief Executive Officer
                              of Crescendo(since September 1997);
                              President and Chief Executive Officer of
                              TDC(1993 to September 1997); Executive Vice
                              President, Wyeth-Ayerst Research(1990 to
                              1993).

David R. Hoffmann*       54   Vice President, Finance and Secretary
                              of Crescendo(since June 1997); Vice
                              President and Treasurer of ALZA(since
                              1994); other positions with ALZA, including
                              Vice President, Finance and Vice President and Controller(since 1976).

Suzanne C. Martin*       49   Vice President, Research and
                              Development of Crescendo(since June 1997);
                              Vice President, Development Programs of
                              ALZA(since 1994); other positions with
                              ALZA, including Executive Director, Project
                              Management and Senior Director of Research and Development Administration (since
                              1988).

* Mr. Hoffmann and Ms. Martin are employees of ALZA who provide services to Crescendo under its agreements with ALZA. They do not receive compensation from Crescendo.

                            PART II

Item 5.Market for Registrant's Common Equity and Related
       Stockholder Matters

     Crescendo Class A Common Stock is traded on The Nasdaq Stock Market under the symbol "CNDO". Crescendo Class B Common Stock is not publicly traded. As of March 11, 1999, there were approximately 5,069 holders of record of Crescendo Class A Common Stock and one holder of Crescendo Class B Common Stock. Crescendo has not paid any dividends on its Common Stock. Crescendo's Restated Certificate of Incorporation prohibits the payment of dividends with Available Funds.

     The quarterly high and low closing sales prices of Crescendo
Class A Common Stock for 1998 and 1997 as quoted on The Nasdaq Stock Market were as follows:

                         1998                  1997*

                    High        Low       High         Low
____________________________________________________________________

First Quarter     $12 7/8      $11 1/2    $  -       $  -

Second Quarter     13 5/8       12 1/4       -          -

Third Quarter      13 3/16      12 1/4     12          10

Fourth Quarter     13 7/8       12 1/4     12 5/8      11 1/4

* Trading of Crescendo Class A Common Stock commenced in September
  1997.

     In July 1997, Crescendo sold 100 shares of Common Stock, par value $1.00, to ALZA at a purchase price of $10 per share. On September 4, 1997, the 100 shares of Common Stock were converted into 1,000 shares of Class B Common Stock, $1.00 par value. On September 29, 1997, Crescendo sold 4,965,470 shares of Class A Common Stock, $.01 par value, to ALZA at a purchase price of $300 million. On September 30, 1997, ALZA distributed all of the outstanding shares of Class A Common Stock to its stockholders and the holders of convertible subordinated debentures. The sales of Class A Common Stock and of Common Stock (now Class B Common Stock) to ALZA were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The proceeds from such sales are being used to fund Crescendo's operations, primarily its activities under the Development Agreement with ALZA and the Technology Fee.

Item 6.Selected Financial Data (in thousands, except per share amounts)

                    		          		   Period from           Period from
                     Year ended       inception          	  inception
               			   December 31,   (June 26,1997)to     (June 26, 1997)to
                        1998        December 31, 1997	    December 31, 1998

___________________________________________________________________________
Revenues:
 Net interest and
 investment income   $  13,912        $   4,083              $  17,995

Loss before taxes      (93,370)         (28,441)              (121,811)

Income taxes             2,425                -                  2,425

Net loss               (95,795)         (28,441)              (124,236)

Net loss per
Share                   (19.29)          (11.33)                (29.96)

Total assets           193,911          286,587


Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Revenues, consisting of net interest and investment income earned on invested funds, were approximately $13.9 million for 1998. For the period from inception (June 26, 1997) to December 31, 1997, revenues were approximately $4.1 million. For the period from inception (June 26, 1997) through December 31, 1998, revenues were approximately $18.0 million. Crescendo reported a net loss for the year ended December 31, 1998 of approximately $95.8 million or $19.29 per share. For the period from inception (June 26, 1997) through December 31, 1997, Crescendo reported a net loss of approximately $28.4 million or $11.33 per share. For the period from inception (June 26, 1997) through December 31, 1998, Crescendo reported a net loss of approximately $124.2 million or $29.96 per share. As Crescendo's funds are utilized under the Development Agreement and to pay the Technology Fee, lower cash balances will be available for investment and, therefore, interest and investment income is expected to continue to decrease. Prior to ALZA's introduction of Ditropan XL, Crescendo did not anticipate revenues other than from interest and investment income. Under the terms of the license agreement between Crescendo and ALZA for OROS oxybutynin, Crescendo will receive payments from ALZA based on worldwide net sales of the product. For the first three years the rates will be 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 5% and 6%, based on the Development Costs of the product to date and anticipated Development Costs to be paid by Crescendo. However, there can be no assurance that revenue relating to commercialized Crescendo Products will be sufficient in the future to support Crescendo's operations once the Available Funds are exhausted, or that Crescendo Products under development will receive regulatory clearance or will be successfully commercialized.

     Crescendo's research and development expenses increased to approximately $106.0 million in 1998, compared to approximately $32.3 million for the period from inception (June 26, 1997) through December 31, 1997. The substantial increase in 1998 reflects the first full year of operation. For the period from inception (June 26, 1997) through December 31, 1998, Crescendo incurred research and development expenses of approximately $138.3 million. These expenses related primarily to development of Crescendo Products through December 31, 1998 and include the payment of the Technology Fee in the amount equal to $4.0 million and $10.7 million, for the period from inception (June 26, 1997) through December 31, 1997 and for the year ended December 31, 1998, respectively, ($14.7 million from inception (June 26, 1997) through December 31, 1998). Crescendo's research and development expenses are expected to continue at approximately current levels in 1999, although quarterly fluctuations may occur.

     General and administrative expenses for 1998 were approximately $1.3 million, and $0.3 million for the period from inception (June 26, 1997) to December 31, 1997. For the period from inception through December 31, 1998, general and administrative expenses were approximately $1.6 million. Expenses incurred by Crescendo under the Services Agreement with ALZA were approximately $224,000 in 1998 and $42,000 for the period from inception (June 26, 1997) through December 31, 1997. The increase in general and administrative expense is a result of the first full year of operation. Crescendo accrues on a monthly basis these expenses, which include (i) third party direct expenses paid by ALZA on behalf of Crescendo; (ii) actual salaries, including benefits, of ALZA's personnel performing services for Crescendo, and (iii) ALZA's standard administrative overhead charge calculated as a percent of salaries.

     Income taxes payable for the year ended December 31, 1998 resulted from capitalization of research expenses for income taxes purposes only.

     In its early years, the results of operations of Crescendo are expected to reflect primarily interest and investment income on the funds contributed by ALZA, and research and development expenses related to development of Crescendo Products and the Technology Fee. Crescendo's net loss for 1998 was $95.8 million, or $19.29 per share, compared to $28.4 million, or $11.33 per share from inception (June 26, 1997) through December 31, 1997. The substantial increase reflects Crescendo's first full year of operations. Crescendo is expected to continue to incur significant net losses in the next two years, as product development expenses under its agreements with ALZA are expected to continue to exceed investment income and royalty payments.

Year 2000 Readiness

     Crescendo is reliant upon the QuickBooks Pro Version 5.0 software application to record its business activities. This accounting software has been represented by the manufacturer to be Year 2000 compliant.

     In addition to its internal system, Crescendo is also reliant upon the capabilities of the computer systems of its vendors, contractors (including ALZA for administrative functions under the Services Agreement and for contractual research and development), U.S. government agencies, and its investment managers. In order to determine the level of Year 2000 compliance of vendors, contractors and investment managers, Crescendo has initiated communications with third parties, including ALZA, with whom it has material direct business relationships. If any of these third parties experience failures in their computer systems due to Year 2000 non-compliance, it could materially affect Crescendo's investment portfolio, ability to engage in normal business activities and, in particular, the status of certain product development activities being conducted by ALZA. Although these risks are outside of Crescendo's control, Crescendo will continue to assess the responses it receives from third parties in an effort to address any potential non-compliance issues. ALZA has advised Crescendo that its operations are largely Year 2000 compliant, and that it expects to be fully compliant by the end of 1999.

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

Liquidity and Capital Resources

     On September 29, 1997, ALZA contributed $300 million in cash to Crescendo in exchange for the Crescendo Shares. On September 30, 1997, ALZA distributed the Crescendo Shares to holders of ALZA common stock and ALZA's outstanding convertible subordinated debentures, and Crescendo commenced operations. The funds contributed by ALZA, plus investment income earned thereon, are being used primarily to fund the development of Crescendo Products and to conduct related activities. Funds not immediately required for development activities are invested in low-risk securities.

     At December 31, 1998, Crescendo had cash, cash equivalents and short-term investments of approximately $111.7 million. As
Crescendo's funds continue to be utilized under the Development
Agreement and to pay the Technology Fee to ALZA, increasingly lower cash balances will be available for investment.

    Based on anticipated spending levels for the continued development of all Crescendo Products currently under development, it is expected that Crescendo's funds for product development will be exhausted within the next two years. At that time, product development funding by Crescendo will cease. However, several factors could impact the level and timing of Crescendo funding, including the addition of any new Crescendo Products, the discontinuation of the development of any Crescendo Products, any commercial arrangements between ALZA and other companies which would cause ALZA to exercise its License Option with respect to any Crescendo Product, any change in the number of projects advancing to or continuing in later stages of development or any adjustments in the rate of spending on products currently in development.

    When Crescendo's Available Funds are exhausted, certain critical timetables will be triggered. First, ALZA's Purchase Option will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining, accompanied by a report of Crescendo's independent auditors. In addition, ALZA has the right, for 30 days after expiration of the Purchase Option, to license any or all Crescendo Products which have not yet been licensed, on a product-by-product and country-by-country basis. ALZA is under no obligation to exercise the Purchase Option, or the License Option with respect to any or all Crescendo Products, and will do so only if ALZA determines that it is in the best interests of ALZA and its stockholders at the time the decision is made. In the event that ALZA does not exercise the Purchase Option, or the License Option for all Crescendo Products, after Available Funds are exhausted, Crescendo will not have funds to continue or complete development of any remaining Crescendo Products. It is not likely that Crescendo would be able to raise any additional funds during the period when ALZA's Purchase Option is outstanding, because of the existence of such option. After the expiration of the Purchase Option, if it is not exercised, Crescendo's ability to obtain additional funding will be subject to the perception of those investors with funds available, or the public markets, of the value of Crescendo's portfolio.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     Crescendo's exposure to market risk for changes in interest rates relates primarily to Crescendo's investment portfolio and long-term debt obligations. Crescendo does not use derivative financial instruments in its investment portfolio. Crescendo's investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. The primary objective of Crescendo's investment activities is to preserve principal.

The table below presents principal amounts and related weighted-
average interest rates by year of maturity for Crescendo's
investment portfolio and debt obligations:
             1999   2000    2001   2002  Thereafter  Total  Fair Value
(in millions)
_____________________________________________________________________________
Cash and cash equivalents
 Fixed Rate  $54.3                                    $54.3    $54.3
 Average Rate  5.41%                                    5.41%

Short-term Investments
 Fixed Rate  $57.4                                    $57.3    $57.4
 Average Rate  5.94%                                    5.94%

Long-term Investments
 Fixed Rate   -    $25.7    $18.8   $30.2    $4.3     $79.0     $79.4
 Average Rate  -     6.14%    6.09%   6.79%   5.30%     6.33%

Total Investments
 Securities $111.6  $25.7   $18.8   $30.2    $4.3    $190.6    $191.1
 Average Rate  5.68%  6.14%   6.09%   6.79%   5.30%     5.95%




Item 8.   Financial Statements and Supplementary Data

                Crescendo Pharmaceuticals Corporation
                    (a development stage company)

                       Statement of Operations
              (in thousands, except per share amounts)

                                  			    Period from          Period from
                       	Year ended        inception 	        inception
		 	                   December 31,  (June 26, 1997) to   (June26, 1997) to
                         1998         December 31, 1997   December 31, 1998
_____________________________________________________________________________
Revenues:
  Net interest and
   investment income      $  13,912       $   4,083             $ 17,995

Expenses:
  Research and development
   performed under contract
   with ALZA Corporation    105,966          32,279              138,245
  (a related party)

  General and administrative  1,316           		245             		 1,561
	                    			    _______		       _______	      	    _________

     Total expenses         107,282	         32,524       		     139,806

Loss before taxes           (93,370)        (28,441)            (121,811)

Income taxes                		2,425           		  -              	 2,425
                  				      ________	       ________	      	    _________

Net loss                   $(95,795)     $  (28,441)       	  $ (124,236)
=============================================================================
Net loss per common share

  Basic                     $(19.29)     $   (11.33)          $   (29.96)
=============================================================================
  Diluted                   $(19.29)     $   (11.33)          $   (29.96)
=============================================================================
See accompanying notes.

                Crescendo Pharmaceuticals Corporation
                    (a development stage company)

                            Balance Sheet

December 31,
(in thousands, except per share amounts)

                                       1998            1997
_____________________________________________________________________
ASSETS

Current assets:
  Cash and cash equivalents       $  54,326         $ 179,971
  Short-term investments             57,410            29,601
  Interest receivable                 1,861               967
  Prepaid expenses and other
    current assets                      627               110

     Total current assets           114,224           210,646

Employee loan                           300               300
Long-term investments                79,387            75,638
______________________________________________________________________

     Total assets                 $ 193,911         $ 286,587
======================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Payable to ALZA Corporation
  (a related party)               $  17,596         $  15,068
  Accrued liabilities                    77                40
______________________________________________________________________
     Total current liabilities       17,673            15,108

Stockholders' equity:
  Class A Common Stock,
   $0.01 par value, 6,000 shares
   authorized; 4,965
   issued and outstanding                50                50
  Class B Common Stock,
   $1.00 par value, 1 shares
   authorized, issued and
   outstanding                            1                 1
  Additional paid-in capital        299,949           299,949
  Accumulated other comprehensive
   income (loss)                        474               (80)
  Deficit accumulated during
   development stage               (124,236)          (28,441)
____________________________________________________________________

     Total stockholders' equity     176,238           271,479
____________________________________________________________________

     Total liabilities and
       stockholders' equity       $ 193,911         $ 286,857
====================================================================
See accompanying notes.

                         Crescendo Pharmaceuticals Corporation
                               ( development stage company)
                           Statement of Stockholders' Equity
               (in thousands, except number of shares and per share amounts)


                                    ACCUMULATED    ACCUMULATED
       CLASS A  CLASS B  ADDITIONAL OTHER          DEFICIT DURING TOTAL
        COMMON   COMMON   PAID-IN    COMPREHENSIVE  DEVELOPMENT    STOCKHOLDERS'
        STOCK    STOCK    CAPITAL    (LOSS)INCOME   STAGE          EQUITY

Issuance of
4,965,470 shares
of Class A
Common Stock
for approximately
$60.42 per share
per share for cash
to ALZA in
Sept 1997    $ 50   $ -   $ 299,949    $    -       $    -        $  299,999

Conversion of
Common Stock
for $10 per
share for cash to
ALZA and its
subsequent conversion
in September 1997
into 1000 shares of
Class B Common
Stock          -       1           -        -            -                 1

Comprehensive loss
  Net loss     -       -           -        -          (28,441)      (28,441)
  Net change in
   unrealized loss on
   available-for-sale
   securities  -       -           -       (80)              -           (80)
													                                                       ________

  Total Comprehensive
   loss        -       -           -         -               -       (28,521)

______________________________________________________________________________
Balance,
Dec 31, 1997  50       1      299,949        (80)       (28,441)      271,479

Comprehensive loss
  Net loss      -       -          -          -        (95,795)      (95,795)
  Net change in
   unrealized gain on
   available-for-sale
   securities   -       -           -       554              -           554
													                                                      _________
  Total comprehensive
    loss                                                             (95,241)

______________________________________________________________________________

Balance,
Dec 31, 1998   $50     $1     $299,949     $ 474     $(124,236)     $ 176,238
_______________________________________________________________________________


                  Crescendo Pharmaceuticals Corporation
                    (a development stage company)

                       Statement of Cash Flows
         Increases (Decreases) in Cash and Cash Equivalents
                           (in thousands)

                                             Period from         Period from
                              Year ended      inception           inception
                             December 31,   (June 26,1997)to   (June 26, 1997)to
                                1998        December 31,1997   December 31, 1998
________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                       $ (95,795)      $ (28,441)        $ (124,236)

Adjustments to
 reconcile net loss to net cash
 used in operating activities:
 Increase in assets:
  Interest receivable               (894)           (967)            (1,861)
  Prepaid expenses and other assets (517)           (110)              (627)
 Increase in liabilities:
  Payable to ALZA Corporation      2,528          15,068             17,596
  Accrued liabilities                 37              40                 77
________________________________________________________________________________
 Total adjustments                 1,154          14,031             15,185
_______________________________________________________________________________
  Net cash used in
	operating activities           (94,641)        (14,410)          (109,051)
_______________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of available-for-sale
   securities                   (111,299)       (105,319)          (216,618)
  Sales of available-for sale
   securities                     80,295               -             80,295
  Employee loan, long-term             -            (300)              (300)
________________________________________________________________________________
  Net cash used in investing
     activities                  (31,004)       (105,619)          (136,623)
________________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock to
   ALZA Corporation                    -          300,000           300,000
_______________________________________________________________________________
  Net cash provided by
   financing activities                -          300,000           300,000
_______________________________________________________________________________

Net increase (decrease) in cash
  and cash equivalents          (125,645)         179,971            54,326
_______________________________________________________________________________
Cash and cash equivalents
  at beginning of period         179,971                -                 -
________________________________________________________________________________
Cash and cash equivalents
     at end of period         $   54,326      $ 179,971          $   54,326
================================================================================
See accompanying notes.


Crescendo Pharmaceuticals Corporation
(a development stage company)

Notes to Financial Statements

Note 1. Basis of Presentation and Significant Accounting Policies

   Crescendo was incorporated in Delaware on June 26, 1997 and commenced operations on September 30, 1997. Crescendo was formed for the purpose of selecting and developing human pharmaceutical products and commercializing such products, most likely through licensing to ALZA. Since its formation, Crescendo's principal activity has been conducting product development under its agreements with ALZA. In accordance with generally accepted accounting principles, Crescendo is considered a development stage company.

Accounting for Revenues and Expenses

   Prior to December 31, 1998, Crescendo's revenue consisted solely of interest and investment income. Beginning in the first quarter of 1999, Crescendo expects to derive revenue from the sale of one Crescendo Product under a license agreement with ALZA. Royalties will be recognized in the period in which earned, i.e. the period in which product sales are made by third parties from whom Crescendo receives, directly or indirectly, product royalties.

   Crescendo has incurred and expects to incur most of its expenses under its agreements with ALZA. Development Costs paid to ALZA under a Development Agreement and amounts paid to ALZA under a Services Agreement are recorded as research and development expenses and general and administrative expenses, respectively, and are recognized on an accrual basis as incurred. These expenses are recorded in the period in which services have been provided by ALZA to Crescendo or in which expenses have been incurred by ALZA on behalf of Crescendo. See Note 4 for a description of the agreements between Crescendo and ALZA. The Technology Fee paid to ALZA under a Technology License Agreement is recorded monthly, as incurred, as research and development expense.

Investment Risk

    Crescendo invests excess cash in money market and fixed income securities of banks and companies with strong credit ratings, from a variety of industries, and in U.S. government obligations. These securities typically bear minimal risk and Crescendo has not experienced any losses on its investments due to institutional failure or bankruptcy. Crescendo's investment policy is designed to limit exposure with any one institution.

Use of Estimates

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-term Investments

     Cash and cash equivalents include cash balances and investments with maturities of three months or less at the time of purchase. Short-term investments include commercial paper and other highly liquid investments with maturities less than one year. Cash, cash equivalents and short-term investments are stated at their fair value.

Segment Information

     Effective January 1, 1998, Crescendo adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     Crescendo has organized its business in one operating segment, since Crescendo's only business is to engage in pharmaceutical product development and related activities under its agreements with ALZA. At December 31, 1998, all of Crescendo's revenue was derived from its investments in the United States.

Comprehensive Income (Loss)

     Effective January 1, 1998, Crescendo adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting comprehensive income and its components. Total comprehensive income
(loss) includes net loss plus other comprehensive income, which for Crescendo comprises of unrealized gains or losses on available-for-sale securities. The adoption of SFAS 130 had no impact on Crescendo's results of operations or financial condition.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which will be effective for our fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Crescendo believes the adoption of SFAS 133 will not have a material effect on the financial statements.

Note 2. Investments

     Crescendo has classified its entire investment portfolio, including cash equivalents of approximately $53.6 million and $179.9 million at December 31, 1998 and 1997, respectively, as available-for-sale. Investments in the available-for-sale category are generally carried at fair market value with unrealized gains and losses recorded as a separate component of stockholders' equity. At December 31, 1998, net unrealized gains on available-for-sale securities were $0.5 million. At December 31, 1997, net unrealized losses on available-for-sale securities were not material. The cost of securities when sold is based upon specific identification. Realized gains for the year ended December 31, 1998 were $0.2 million and were not material for the period from inception (June 26, 1997) through December 31, 1997.

     The following is a summary of Crescendo's investment portfolio(in thousands):

December 31, 1998               Available-for-Sale Securities
____________________________________________________________________
                                                       Estimated
                   Amortized   Unrealized  Unrealized    Fair
                      Cost       Gains       Losses     Value
____________________________________________________________________
U.S. Treasury
 securities and
 obligations of
 U.S. government
 agencies          $57,602     $   228     $   -       $57,830

Collateralized
 mortgage
 obligations and
 asset backed
 securities         32,364          85     (310)        32,139

Corporate debt
 securities         52,896         472         -        53,368

Money market funds  47,091           -         -        47,091
____________________________________________________________________
                   $189,953    $   785     $(310)      $190,428


December 31, 1997               Available-for-Sale Securities
____________________________________________________________________
                                                       Estimated
                   Amortized   Unrealized  Unrealized    Fair
                      Cost       Gains       Losses     Value
____________________________________________________________________
U.S. Treasury
 securities and
 obligations of
 U.S. government
 agencies          $76,248      $   98     $(41)       $76,305

Collateralized
 mortgage
 obligations and
 asset backed
 securities         24,681           6     (156)        24,531



Corporate debt
 securities         98,432          41      (28)        98,445

Money market funds  85,833           -            -     85,833
____________________________________________________________________
                   $285,194     $  145     $(225)      $285,114

   The amortized cost and estimated fair value of securities at December 31, 1998 and 1997, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                               1998                1997
_____________________________________________________________________
                                   Estimated             Estimated
                        Amortized    Fair    Amortized     Fair
                          Cost      Value      Cost       Value
_____________________________________________________________________
Due in one year or less  $110,905  $111,041  $209,431  $209,476
Due after one year through
 three years               44,460    44,731    35,497    35,513
Due after three years
 through five years        34,588    34,656    40,266    40,126
______________________________________________________________________
                         $189,953  $190,428  $285,194  $285,114

Note 3. Per Share Information

     Basic earnings per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options.

     The following table sets forth the computation of Crescendo's basic and diluted loss per share (in thousands, except per share amounts):

                                       Period from          Period from
                         Year ended     inception            inception
                        December 31,  (June 26, 1997)to   (June 26, 1997) to
                           1998      December 31, 1997     December 31,1998
_____________________________________________________________________________
NUMERATOR:
Basic and Diluted
  Net loss                $(95,795)     $(28,441)           $(124,236)

DENOMINATOR:
Basic and Diluted
  Weighted average shares
    outstanding              4,966         2,511                4,148
=============================================================================
Basic net loss per share   $(19.29)      $(11.33)             $(29.96)
=============================================================================
Diluted net loss per share $(19.29)      $(11.33)             $(29.96)
=============================================================================

      Outstanding options to purchase 100,000 shares of Crescendo Class A Common Stock would have been anti-dilutive in 1997 and 1998 and for the period from inception through December 31, 1998, and they were therefore excluded from the diluted per share calculations.

Note 4. Arrangements with ALZA Corporation

    On September 29, 1997, ALZA contributed $300 million in cash to Crescendo. On September 30, 1997, all of the Crescendo Shares, (a total of 4,965,470 shares), were distributed to the holders of ALZA common stock and ALZA's convertible subordinated debentures.
Crescendo Shares are traded on The Nasdaq Stock Market under the symbol "CNDO." ALZA holds 1,000 shares of Crescendo Class B Common Stock.

    In connection with ALZA's contribution to Crescendo and the distribution of Crescendo Shares, Crescendo and ALZA entered into a number of agreements, including a Development Agreement, Technology License Agreement, License Option Agreement and Services Agreement, discussed below.

    Crescendo and ALZA have a Development Agreement pursuant to which ALZA conducts product development and related activities on behalf of Crescendo under work plans and cost estimates which have been proposed by ALZA and approved by Crescendo. Crescendo is required to utilize the cash initially contributed to it by ALZA plus interest thereon, less Crescendo's administrative expenses, the Technology Fee paid to ALZA and reserves of up to $2 million to conduct activities under the Development Agreement.

    Under the Development Agreement, Crescendo initially agreed to fund the development of seven products, the development of which was commenced by ALZA and Therapeutic Discovery Corporation ("TDC"), from August 25, 1997, the date on which TDC ceased funding such products, through October 31, 1997. As of December 31, 1998, three of the seven Initial Products (OROS oxybutynin, DUROS leuprolide and OROS methylphenidate) remained in active development and/or had been licensed by ALZA. For the year ended December 31, 1998 and the period from inception (June 26, 1997) through December 31, 1997, Crescendo recorded research and development expenses of $106.0 million and $32.3 million, respectively. For the period from inception (June 26, 1997) through December 31, 1998, Crescendo recorded research and development expenses of approximately $138.2 million, including a Technology Fee of $14.7 million. These expenses related primarily to development of the Initial Products through December 31, 1998.

   Crescendo and ALZA have a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop the Crescendo Products, to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the seven products initially under development by Crescendo and ALZA, Crescendo pays a Technology Fee to ALZA, payable monthly over a period of three years, in the amount of $1 million per month for the first 12 months following the distribution of Crescendo Shares, $667,000 per month (beginning in September 1998) for the following 12 months and $333,000 per month for the next 12 months. The Technology Fee will no longer be payable at such time as fewer than two of the Initial Products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the License Option.
Crescendo recorded a Technology Fee expense of $10.7 and $4.0 million for the year ended December 31, 1998 and for the period from inception (June 26, 1997) through December 31, 1997, respectively, which is included in research and development expenses. Three of the seven initial products were in active development and/or had been licensed at December 31, 1998.

    Pursuant to the License Option Agreement entered into by Crescendo and ALZA, Crescendo has granted ALZA an option to acquire a license to each Crescendo Product. The License Option for any such Crescendo Product is exercisable on a country-by-country basis at any time until (i) with respect to the United States, 30 days after clearance by the FDA to market such Crescendo Product in the United States and (ii) with respect to any other country, 90 days after the earlier of (a) clearance by the appropriate regulatory agency to market the Crescendo Product in such country and (b) clearance by the FDA to market the Crescendo product in the United States. The License Option will expire, to the extent not previously exercised, 30 days after the expiration of ALZA's Purchase Option, described below. If and to the extent the License Option is exercised as to any Crescendo Product, ALZA will acquire a perpetual, exclusive license (with the right to sublicense) to develop, make, have made and use the licensed product, and to sell and have sold the licensed product in the country or countries as to which the License Option is exercised.

   Under the License Agreement for each licensed product, ALZA will make payments to Crescendo with respect to the licensed product equal to 1% of net sales of the licensed product by ALZA and its sublicensees, distributors and marketing partners, plus an additional 0.1% of such net sales for each full $1 million of Development Costs of the licensed product that have been paid by Crescendo, not to exceed 2.5% of net sales in the first year a licensed product is sold in a major market country, and not to exceed 3% for the following two years. ALZA has the right to buy out Crescendo's right to receive payments for any or all licensed products on a country-by-country or global basis in accordance with a formula set forth in the License Agreement.

   In December 1998, ALZA exercised its option to obtain a worldwide license to OROS oxybutynin (Ditropan XL) from Crescendo and announced a agreement with Synthelabo for the OROS oxybutynin product in Europe. Under the terms of the license agreement between Crescendo and ALZA, Crescendo will receive payments from ALZA based on worldwide net sales of the product. For the first three years the rates will be 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 5% and 6%, based on the Development Costs of the product to date and future anticipated Development Costs to be paid by Crescendo.

   Pursuant to Crescendo's Restated Certificate of Incorporation, ALZA has a Purchase Option which gives ALZA the right to purchase all (but not less than all) of the Crescendo Shares. The Purchase Option is exercisable by written notice to Crescendo at any time until January 31, 2002, provided that such date will be extended for successive six month periods if, as of any July 31 or January 31 beginning with July 31, 2001, Crescendo has not paid (or accrued expenses for) at least 95% of Available Funds pursuant to the Development Agreement. In any event, the Purchase Option will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining, accompanied by a report of Crescendo's independent auditors.

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

 (c) $325 million less all amounts paid by or due from Crescendo under the Development Agreement to the date the Purchase Option is exercised; and

 (d) $100 million.

   In each case, the amount payable as the Purchase Option exercise price will be reduced to the extent, if any, that Crescendo's liabilities at the time of exercise (other than liabilities under the Development Agreement, the Technology License Agreement, and the Services Agreement described below) exceed Crescendo's cash and cash equivalents, and short-term and long-term investments (excluding the amount of Available Funds remaining at such time). ALZA may pay the exercise price in cash, in ALZA common stock or in any combination of cash and ALZA common stock.

   Crescendo and ALZA have a Services Agreement pursuant to which ALZA provides certain administrative services, including accounting and legal services, to Crescendo. Specified charges for such services are generally intended to allow ALZA to recover direct costs including fully allocated overheads of providing the services, plus all out of pocket costs and expenses, but without any profit. The Services Agreement originally had a one year term and is renewed automatically for successive one year terms during the term of the Development Agreement, unless terminated by Crescendo at any time upon 60 days' written notice. General and administrative expenses incurred under this agreement for the year ended December 31, 1998 and the period from inception (June 16, 1997) through December 31, 1997 were approximately $224,000 and $42,000, respectively, and approximately $266,000 for the period from inception (June 26, 1997) through December 31, 1998. Crescendo accrues on a monthly basis these expenses, which include (i) third party direct expenses paid by ALZA on behalf of Crescendo; (ii) actual salaries, including benefits, of ALZA's personnel performing services for Crescendo and
(iii) ALZA's standard administrative overhead charge, calculated as a percent of salaries.

   At December 31, 1998, the amount payable to ALZA was approximately $17.6 million. This payable is comprised of approximately $17.4 million under the Development Agreement and approximately $0.2 million under the Services Agreement. At December 31, 1997, the amount payable to ALZA was approximately $15.1 million. This payable comprised of approximately $15.0 million under the Development Agreement and approximately $0.1 million under the Services Agreement. The Technology License Fee is paid in the month it is accrued.

Note 5. Stock Option Plan

   Crescendo has a stock option plan under which 200,000 shares of Crescendo Class A Common Stock have been reserved for issuance to employees, consultants and directors. During the period from inception (June 26, 1997) through December 31, 1997, options to purchase 50,000 shares were granted to Crescendo's president and chief executive officer at an exercise price of $11.00 per share. Each of the five remaining members of Crescendo's Board of Directors were granted options to purchase 10,000 shares at exercise prices ranging from $11.28 to $11.50 per share. All outstanding options have an exercise price equal to the fair market value of the Crescendo Class A Common Stock on the date of grant. The options are exercisable in four equal annual installments beginning one year after the date of grant and expire ten years after the date of grant.

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

     Had compensation expense for stock options been determined using the fair value method in accordance with SFAS 123, Crescendo's pro forma net loss and net loss per share would have been as follows:

                                         Period from       Period from
                                         inception         		inception
                          Year ended   (June 26, 1997)to  (June 26,1997)to
(In thousands,            December 31,   December 31,       December 31,
 except per share amounts)  1998            1997               1998
_____________________________________________________________________________
Net loss
 As reported             $ (95,795)     $ (28,441)       $ (124,236)
 Pro forma                 (95,919)       (28,471)         (124,390)
Net loss per share
(basic and diluted)
 As reported             $  (19.29)      $ (11.33)       $   (29.96)
 Pro forma                  (19.32)        (11.34)           (29.98)

     The historical proforma impact of applying the fair value method is not representative of the impact that may be expected in the future due to additional options that may be granted in the future.

     The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                              1997
____________________________________________________________
Risk-free interest rate       6.0%
Expected dividend yield       0
Expected volatility          23.0%
Expected life (in years)      3.5

     No options were granted during the year ended December 31, 1998.

     Changes in the assumptions can materially affect the fair value estimate and therefore the existing models do not necessarily provide a reliable single measure of the fair value of Crescendo's stock options.

     A summary of Crescendo's stock option activity, and related information for year ended 1998 and the period ended 1997, follows:

______________________________________________________________________
                                                 Weighted
                                                  Average
                           Options                Exercise
                        (in thousands)             Price

                          1998  1997            1998      1997
______________________________________________________________________
Outstanding-beginning
 of period                 100      -         $    -     $   -
Granted                     -     100            11.23    11.23
____________________________________________________________________
Outstanding-end of period  100    100         $  11.23   $11.23
======================================================================
Exercisable-end of year    25       -         $  11.23   $   -

Weighted-average fair
 value of options
 granted during 1997    $2.93

   At December 31, 1998, 100,000 shares were available for grant under Crescendo's Stock Option Plan. At December 31, 1998, the weighted average remaining contractual life of the outstanding options was 8.78 years.

Note 6. Dividends

   Crescendo's restated certificate of incorporation prohibits the payment of dividends from Available Fund.

Note 7. Income Taxes

   The provision for income taxes consists of:


                                            Period            Period
                                         from inception     from inception
                           Year ended   (June 26, 1997)to  (June 26, 1997)to
                           December 31,   December 31,       December 31,
                             1998             1997              1998
___________________________________________________________________________

     (in thousands)

   Taxes currently payable:
     Federal                  $1,919        $   -           $1,919
     State                       506            -              506
                    				     _______        ______          ______
        Total                 $2,425        $   -           $2,425

===========================================================================


   A reconciliation of the provision for income taxes to the federal statutory tax rate (35%) follows:

                                           Period              Period
                                        from inception      from inception
                          Year ended   (June 26, 1997)to   (June 26, 1997)to
                          December 31,   December 31,        December 31,
                             1998            1997                1998
____________________________________________________________________________

     (in thousands)

   Expected tax benefit
   statutory rate          $(32,680)      $(9,954)            $(42,634)
   State taxes               (5,340)       (1,621)              (6,961)
   Tax effect of capitalized
   expenses which provide no
   current tax benefit       40,445        11,575               52,020
	                    			     ______	      _______             ________
                  Total    $  2,425       $     -             $  2,425
============================================================================

   Deferred tax assets consist primarily of research   expenditures
capitalized for income taxes purposes only. Deferred tax assets of approximately $52 million and $11.5 million at December 31, 1998 and 1997, respectively, have been fully offset by a valuation allowance because of Crescendo's lack of earnings history. The valuation allowance for deferred tax assets increased by $40.4 million during the year ended December 31, 1998 and $11.6 million for the period from inception (June 26, 1997) to December 31, 1997.

Note 8. Quarterly Financial Data (unaudited)

   The net loss and loss per share for the six quarters beginning with the quarter ended September 30, 1997 and ending with the quarter ended December 31, 1998 were, sequentially, approximately $6.3 million and $113.53 per share, $22.2 million and $4.46 per share, $17.9 million and $3.60 per share, $25.6 million and $5.16 per share, $25.0 million and $5.03 per share, and $27.3 million and $5.50 per share.


THE BOARD OF DIRECTORS AND STOCKHOLDERS
CRESCENDO PHARMACEUTICALS CORPORATION


We have audited the accompanying balance sheets of Crescendo Pharmaceuticals Corporation (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998 and for the periods from inception (June 26, 1997) to December 31, 1997 and December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crescendo Pharmaceuticals Corporation (a development stage company) at December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and for the periods from inception (June 26, 1997) to December 31, 1997 and December 31, 1998, in conformity with generally accepted accounting principles.


                                                 /s/ ERNST & YOUNG LLP


Palo Alto, California
February 5, 1999

Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

     Not Applicable.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     Crescendo incorporates by reference the information concerning its directors set forth under the heading "Election of Directors" on pages 1 through 4 in Crescendo's definitive proxy statement dated March 31, 1999 for its Annual Meeting of Stockholders to be held on May 6, 1999 (the "Proxy Statement"). Information concerning Crescendo's executive officers appears at the end of Part I of this Annual Report on page 14. Crescendo also incorporates by reference the information set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on Page 5 of the Proxy Statement.


Item 11.  Executive Compensation

     Crescendo incorporates by reference the information "Summary Compensation Table", "1998 Option Grants" and "1998 Aggregated Option Exercises and Fiscal Year End Option Values" set forth under "Executive Compensation" on pages 4 and 5 in the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     Crescendo incorporates by reference the information set forth under the heading "Beneficial Stock Ownership" on pages 8 and 9 in the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

     Crescendo incorporates by reference the information set forth under the heading "Certain Transactions" on page 10 in the Proxy
Statement.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)  Documents filed as part of this Annual Report on Form 10-K:

     1.   Financial Statements (See Item 8)

          2.   Financial Statement Schedules (None)1

     3.   Exhibits

           3.1  Restated Certificate of Incorporation of
                Crescendo, as corrected, filed as Exhibit 10.1 to ALZA Corporation's Form 10-Q (File No. 1-6247) dated November 6, 1997.2

           3.2 Bylaws of Crescendo, dated June 29, 1997, filed as Exhibit 3.2 to Crescendo's Form S-1 (File No. 333-31281) dated September 5, 1997.2

          10.1  Services Agreement between
                Crescendo and ALZA, filed as Exhibit 10.1 to Crescendo's Form 10-Q (File No. 0-22927) dated
                November 14, 1997.2

          10.2 Technology License Agreement between Crescendo and ALZA, filed as Exhibit 10.2 to ALZA's
                Form 10-Q (File No. 1-6247) dated November 6, 1997.2

          10.3 Development Agreement between Crescendo and ALZA, filed as Exhibit 10.3 to ALZA's Form 10-Q
                (File No. 1-6247) dated November 6, 1997.2

          10.4  License Option Agreement between Crescendo and ALZA, filed as
                Exhibit 10.4 to ALZA's Form 10-Q (File No. 1-6247) dated November 6, 1997.2

          10.5  1997 Stock Option Plan, filed as Exhibit 10.6 to
                Crescendo's Form S-1 (File No. 333-31281) dated
                September 5, 1997.2,3

          10.6 License Agreement between Crescendo and ALZA Corporation concerning OROS-registered trademark- oxybutynin dated December 16, 1998.

          27    Financial Data Schedule

(b)  No reports on Form 8-K were filed during the period.

     (1) Schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements, including the notes thereto.
     (2)  Incorporated by reference.
     (3) A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:____3/26/99_________          Crescendo Pharmaceuticals Corporation


                                   By __/s/_ Dr. Gary L. Neil _
                                       Dr. Gary L. Neil
                                         President and
                                    Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


__/s/ Dr. Gary L. Neil _______        __/s/ David R. Hoffmann ____
 Dr. Gary L. Neil                     David R. Hoffmann
 President, Chief Executive           Vice President, Finance and
 Officer and Director                 Principal Financial
 Date:____3/26/99_____                and Accounting Officer
                                      Date:____3/26/99_____


__/s/ Dr. Terrence F. Blaschke        /s/ Dr. Gerald J. Papariello
 Dr. Terrence F. Blaschke             Dr. Gerald J. Papariello
 Director                             Director
 Date:____3/26/99_____                Date:____3/26/99_____


__/s/ Jerry T. Jackson ______         __/s/ Ley S. Smith _________
 Jerry T. Jackson                     Ley S. Smith
 Director                             Director
 Date:____3/26/99_____                Date:____3/26/99_____


__/s/Dr. M. David MacFarlane_
 Dr. M. David MacFarlane
 Director
 Date:____3/26/99_____