Form 10-Q
period 1999-03-31
CRESCENDO PHARMACEUTICALS CORP
filed 1999-05-12
CIK 1042138

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q



  X        Quarterly  Report Pursuant to Section 13 or  15(d)  of  the
     Securities  Exchange Act of 1934 for the quarterly  period  ended
     March 31, 1999

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

                         Yes _X__  No


Number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1999: $73,240,683

Class A Common Stock, $.01 par value - 4,965,470 shares

Class B Common Stock, $1.00 par value - 1,000 shares



                 CRESCENDO PHARMACEUTICALS CORPORATION
                    FORM 10-Q for the Quarter Ended
                            March 31, 1999


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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                 Crescendo Pharmaceuticals Corporation
                     (a development stage company)

            Condensed Statements of Operations (unaudited)
               (in thousands, except per share amounts)



                                            Period from inception
                    Three months ended          (June 26, 1997)
                         March 31,               to March 31,
                      1999        1998               1999
              		  	____________________________________________

Revenues:
 Net interest and
  investment income  $ 2,261    $  3,838           $ 20,256
  Royalty revenue        490           -                490
                			  ________    ________	         ________
   Total revenues      2,751       3,838             20,746

Expenses:
 Research & development
  performed under
  contract with ALZA
  Corporation(a related
  party)                 22,274     21,425     	    160,519
General & administrative    271        295            1,832
       		       ___________________________________________
   Total expenses        22,545     21,720          162,351
           		 	 ___________________________________________

Loss before taxes      (19,794)   (17,882)         (141,605)

Income taxes                 -          -             2,425

             	 		 ___________________________________________

Net loss              $(19,794)  $(17,882)        $(144,030)
                   ===========================================

Net loss per
 common share
   Basic              $  (3.99)   $  (3.60)        $  (33.77)
                 ==============================================

   Diluted            $  (3.99)   $  (3.60)        $  (33.77)
                 =============================================
See accompanying notes.


                 Crescendo Pharmaceuticals Corporation
                     (a development stage company)

                 Condensed Balance Sheets (unaudited)
     (in thousands, except number of shares and per share amounts)


                                         March 31,  December 31,
                                            1999         1998
                           						_________________________________
ASSETS

Current assets:
   Cash and cash equivalents            $   52,291      $ 54,326
   Short-term investments                   59,650        57,410
   Interest receivable                       1,407         1,861
   Prepaid expenses and other
    current assets                           1,390           627
                             					        _______________________

      Total current assets                 114,738       114,224

Employee loan                                  300           300
Long-term investments                       56,391        79,387
                                   						_________________________


      Total assets                       $ 171,429      $ 193,911
                               						     =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Payable to ALZA Corporation           $  14,896       $ 17,596
    (a related party)
   Accrued liabilities                          40             77
          						                         ________________________

      Total current liabilities             14,936         17,673

Stockholders' equity:
   Class A Common Stock, $0.01 par value,
    6,000,000 shares authorized; 4,965,470
    issued and outstanding                      50             50
   Class B Common Stock, $1.00 par value,
    1,000 shares authorized, issued and
    outstanding                                  1              1
   Additional paid-in capital              299,949        299,949
   Accumulated other comprehensive income      523            474
   Deficit accumulated during development
    stage                                 (144,030)      (124,236)
           						                        ___________________________
      Total stockholders' equity           156,493        176,238
						                                   ___________________________
       Total liabilities and
        stockholders' equity             $ 171,429       $193,911
                                 						  ===========================

See accompanying notes.



                Crescendo Pharmaceuticals Corporation
                    (a development stage company)

           Condensed Statements of Cash Flows (unaudited)
         Increases (Decreases) in Cash and Cash Equivalents
                           (in thousands)


                                                      Period from inception
                                  Three months ended     (June 26, 1997)
                                  	    March 31,         to March 31,
                                 	  1999    1998           1999
                             						_____________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                          $(19,794)  $(17,882)    $(144,030)
 Non-cash adjustments to reconcile
   net loss to net cash used in
   operating activities:

 (Increase) decrease in assets:
   Interest receivable                  454       (978)        (1,407)
   Prepaid expenses and other
      assets                           (763)      (224)        (1,390)

   Increase (decrease) in liabilities:
     Payable to ALZA Corporation     (2,700)    (1,299)        14,896
     Accrued liabilities                (37)        21             40
                              						___________________________________

   Total adjustments                 (3,046)    (2,480)        12,139

Net cash used in
 operating activities               (22,840)   (20,362)      (131,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of available-for-sale
   securities                       (12,042)   (91,703)      (228,660)
 Sales of available-for-sale
   securities                        32,847        624        113,142
 Employee loan, long-term                 -          -           (300)
                             						___________________________________

Net cash provided by (used in)
 investing activities             	  20,805    (91,079)    	 (115,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock to
   ALZA Corporation                        -         -        300,000
                              						___________________________________
Net cash provided by financing
 activities                                -         -        300,000
                              						___________________________________
Net increase (decrease) in cash and
 cash equivalents                     (2,035) (111,441)        52,291
						                              ____________________________________
Cash and cash equivalents
 at beginning of period               54,326   179,971             -
                              						____________________________________

Cash and cash equivalents
 at end of period                   $ 52,291   $68,530     $  52,291
                               					====================================

See accompanying notes.


Crescendo Pharmaceuticals Corporation
(a development stage company)

Notes to Condensed Financial Statements (unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

   Crescendo Pharmaceuticals Corporation ("Crescendo") was incorporated in Delaware on June 26, 1997 and commenced operations on September 30, 1997. Crescendo was formed for the purpose of selecting and developing human pharmaceutical products (the "Crescendo Products") and commercializing such products, most likely through licensing to ALZA Corporation ("ALZA"). Since its formation, Crescendo's principal activity has been conducting product development under its agreements with ALZA. In accordance with generally accepted accounting principles, Crescendo is considered a development stage company.

   The information at March 31, 1999, for the three months ended March 31, 1999 and 1998, and for the period from inception (June 26, 1997) through March 31, 1999 is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Crescendo believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results for the full year. The balance sheet for December 31, 1998 was derived from the audited balance sheet. The financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 1998 included in Crescendo's 1998 Annual Report on Form 10-K.

Accounting for Revenues and Expenses

   At March 31, 1999, Crescendo's revenue consisted of interest and investment income and royalty revenue. In the first quarter of 1999, Crescendo accrued royalty revenue based on net sales of one Crescendo Product licensed by ALZA. Royalties are recognized in the period in which earned (the period in which product sales are made by third parties from whom Crescendo receives, directly or indirectly, product royalties).

   Crescendo has incurred and expects to incur most of its expenses under its agreements with ALZA. Development Costs paid to ALZA under a Development Agreement, and amounts paid to ALZA under a Services Agreement, are recorded as research and development expenses and general and administrative expenses, respectively, and are recognized on an accrual basis as incurred. These expenses are recorded in the period in which services have been provided by ALZA to Crescendo or in which expenses have been incurred by ALZA on behalf of Crescendo. The Technology Fee (described below) paid to ALZA under a Technology License Agreement is recorded monthly, as incurred, as research and development expense. See Note 4 for a description of the agreements between Crescendo and ALZA.

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

Cash, Cash Equivalents, and Short-Term Investments

     Cash and cash equivalents include cash balances and investments with maturities of three months or less at the time of purchase. Short-term investments include commercial paper and other highly liquid investments with maturities less than one year. Cash, cash equivalents and short-term investments are stated at their fair value.

Comprehensive Loss

     During the first quarter of 1999 and 1998, comprehensive loss was not materially different from reported net loss.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which will be effective for Crescendo's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Crescendo believes the adoption of SFAS 133 will not have a material effect on its financial statements.

Note 2. Investments

     Crescendo has classified its entire investment portfolio, including cash and cash equivalents of approximately $52.3 million and $54.3 at March 31, 1999 and December 31, 1998, respectively, as available-for-sale. Investments in the available-for-sale category are generally carried at fair market value with unrealized gains and losses recorded as a separate component of stockholders' equity. Realized gains and losses for the periods ended March 31, 1999 and March 31, 1998 were not material. The cost of securities when sold is based upon specific identification.

     The following is a summary of Crescendo's investment portfolio at March 31, 1999 (in thousands):

                          Available-for-Sale Securities
                			_______________________________________________
                                                       Estimated
                   Amortized   Unrealized  Unrealized    Fair
                      Cost       Gains       Losses     Value
                			________________________________________________

U.S. Treasury
 securities and
 obligations of
 U.S. government
 agencies           $ 44,451    $     98   $    (7)    $ 44,542

Collateralized
 mortgage
 obligations and
 asset backed
 securities           28,435         143          -      28,578

Corporate debt
 securities           47,482         289          -      47,771
Money market funds    47,061          -           -      47,061
               			_________________________________________________
                    $167,429    $    530   $    (7)    $167,952
			               =================================================

The amortized cost and estimated fair value of securities at March 31, 1999, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                 Estimated
                               Amortized           Fair
                                 Cost              Value
                       					_______________________________
Due in one year or less        $ 111,490        $  111,560
Due after one year through
 three years                      27,346            27,526
Due after three years through
 five years                       28,593            28,866
                        					_______________________________
                               $ 167,429        $  167,952
	                        				================================

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

     The following table sets forth the computation of Crescendo's basic and diluted loss per share:

                                            	Period from inception
                      	 Three months ended      (June 26, 1997)
                              March 31,            to March 31,
                       	   1999       1998             1999
                         ____________________________________________

NUMERATOR (in thousands):
Basic and Diluted
  Net loss           	  $(19,794)  $(17,882)       $(144,030)
                 				  ===========================================

DENOMINATOR (in thousands):
Basic and Diluted
  Weighted average shares
    outstanding              4,966      4,966             4,265
                				   ==========================================
Basic net loss per share   $ (3.99)  $  (3.60)          $(33.77)
				                   ==========================================
Diluted net loss per share $ (3.99)  $  (3.60)          $(33.77)
                  		   ==========================================

     The potentially dilutive effect of outstanding options to purchase 100,000 shares of Crescendo Class A Common Stock (the "Crescendo Shares") would have been anti-dilutive in the three months ended March 31, 1999 and 1998, and for the period from inception through March 31, 1999, and they were therefore excluded from the diluted per share calculations.

Note 4. Arrangements with ALZA Corporation

    On September 29, 1997, ALZA contributed $300 million in cash to Crescendo. On September 30, 1997, all of the Crescendo Shares (a total of 4,965,470 shares) were distributed to the holders of ALZA common stock and ALZA's convertible subordinated debentures. Crescendo Shares are traded on The NASDAQ Stock MarketSM-Service Mark-- under the symbol "CNDO." ALZA holds 1,000 shares of Crescendo Class B Common Stock.

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

    Under the Development Agreement, Crescendo initially agreed to fund the development of seven products (the "Initial Products"). As of March 31, 1999, three of the Initial Products (OROS-Registered Trademark- oxybutynin, DUROS-Trademark- leuprolide and OROS-Registered Trademark- methylphenidate) remained in active development and/or had been licensed by ALZA. Research and development expenses for the three months ended March 31, 1999 and 1998 were approximately $22.3 million and $21.4 million, respectively, including a Technology Fee expense of $2.0 million and $3.0 million, respectively. For the period from inception (June 26, 1997) through March 31, 1999, Crescendo recorded research and development expenses of approximately $160.5 million, including a Technology Fee expense of $16.7 million.

   Crescendo and ALZA have a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo Products, to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the Initial Products, Crescendo pays a Technology Fee to ALZA, payable monthly over a period of three years, in the amount of $1 million per month for the first 12 months following the distribution of Crescendo Shares, $667,000 per month(beginning in September 1998) for the following 12 months and $333,000 per month for the next 12 months (the "Technology Fee"). The Technology Fee will no longer be payable at such time as fewer than two of the Initial Products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the License Option (defined below). Crescendo recorded a Technology Fee of $2.0 million and $3.0 million for the three months ended March 31, 1999 and 1998, respectively. For the period from inception (June 26, 1997) through March 31, 1999, Crescendo recorded $16.7 million of Technology Fee expense. The Technology Fee is included in research and development expenses.

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

    In December 1998, ALZA exercised its option to obtain a worldwide license to OROS oxbutynin from Crescendo. ALZA launched the product in the United States as Ditropan-Registered Trademark- XL on February 1, 1999. Under the terms of the license agreement between Crescendo and ALZA, Crescendo will receive payments from ALZA based on worldwide net sales of the product. For the first three years the rates will be 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 5 and 6%, based on the Development Costs of the product to date and future anticipated Development Costs to be paid by Crescendo. In the first quarter of 1999, Crescendo accrued royalty revenue of approximately $490,000, based on ALZA's sales of Ditropan XL.

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

   Crescendo and ALZA have a Services Agreement pursuant to which ALZA provides certain administrative services, including accounting and legal services, to Crescendo. Specified charges for such services are generally intended to allow ALZA to recover its direct costs of providing the services, including fully-allocated overhead, plus all out of pocket costs and expenses, but without any profit (i.e. ALZA's fully-burdened cost). The Services Agreement originally had a one-year term and is renewed automatically for successive one-year terms during the term of the Development Agreement, unless terminated by Crescendo at any time upon 60 days' written notice. General and administrative expenses incurred under this agreement for the three months ended March 31, 1999 and 1998 were approximately $15,000 and $50,000, respectively. General and administrative expenses incurred under the Services Agreement for the period from inception through March 31, 1999 were approximately $281,000. Crescendo accrues on a monthly basis these expenses, which include (i) third party direct expenses paid by ALZA on behalf of Crescendo; (ii) actual salaries, including benefits, of ALZA's personnel performing services for Crescendo and (iii) ALZA's standard administrative overhead charge, calculated as a percent of salaries.

    At March 31, 1999, the amount payable to ALZA under the Development Agreement was approximately $14.9 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Notice Concerning Forward-Looking Statements

    Some of the statements made in this Form 10-Q, and particularly in the Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking in nature. Forward-looking statements include but are not limited to statements that are not historical facts and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "possible" and similar terms. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within Crescendo's control (including without limitation any possible future actions by ALZA) and various risk factors; therefore, actual results may differ materially from those anticipated in any forward-looking statements. The significant risks related to Crescendo's business are those associated with product selection, technology and product development, clinical development, product manufacturing, regulatory clearance to market products, changes in the health care marketplace, patent and intellectual property matters, medical and market acceptance of products (including third party reimbursement), commercializing products (including competition), conflicts of interest between ALZA and Crescendo and the risk of a lack of funds to complete the development of products. Such risks are described in more detail in Crescendo's Annual Report on Form 10-K for the year ended December 31, 1998.

Results of Operations

     Revenues, consisting of net interest and investment income earned on invested funds, and royalty revenue, were approximately $2.8 million and $3.8 million for the three months ended March 31, 1999 and 1998, respectively. Revenue for the three months ended March 31, 1999 included royalties of $490,000 resulting from the
initial sales by ALZA of    Ditropan XL.  ALZA launched the product
in the United States on February 1, 1999. For the period from Crescendo's inception (June 26, 1997) through March 31, 1999, total revenues were approximately $20.8 million. As Crescendo's funds are used under the Development Agreement and to pay the Technology Fee, lower cash balances will be available for investment and, therefore, interest and investment income has been and is expected to continue decreasing.

     Crescendo incurred research and development expenses of approximately $22.3 million and $21.4 million for the three months ended March 31, 1999 and 1998, respectively. For the period from inception (June 26, 1997) through March 31, 1999, Crescendo recorded research and development expenses of approximately $160.5 million. These expenses related primarily to development of the Crescendo Products and include payment of the Technology Fee. The Technology Fee paid to ALZA for the three months ended March 31, 1999 and 1998 were $2.0 million and $3.0 million, respectively ($16.7 million from inception (June 26, 1997) through March 31, 1999). Crescendo's research and development expenses are expected to continue at approximately current levels during 1999, although quarterly fluctuations can be expected.

     General and administrative expenses for the three months ended March 31, 1999 and 1998 were approximately $0.3 million and $0.3 million, respectively. For the period from inception through March 31, 1999, general and administrative expenses were approximately $1.8 million. Expenses incurred by Crescendo under its Services Agreement with ALZA were approximately $15,000 and $50,000 for the three months ended March 31, 1999 and 1998, respectively. For the period from inception (June 26, 1997) through March 31, 1999, expenses incurred by Crescendo under its Services Agreement with ALZA were approximately $281,000. It is anticipated that general and administrative expenses will remain at approximately current levels during 1999.

     The results of operations of Crescendo currently reflect primarily interest and investment income on the funds contributed by ALZA, and research and development expenses related to development of Crescendo Products and the Technology Fee. Royalty revenue, which was first accrued in the first quarter of 1999, is not expected to contribute significantly to Crescendo's income in the near future. Crescendo's net loss for the three months ended March 31, 1999 and 1998 was approximately $19.8 million or $3.99 per share and $17.9 million or $3.60 per share, respectively. The net loss from its inception (June 26, 1997) through March 31, 1999 was approximately $144 million or $33.77 per share. Crescendo is expected to continue to record significant net losses in future periods, as product development expenses under its agreements with ALZA are expected to continue to exceed income.

Year 2000 Readiness

     Crescendo is reliant upon the QuickBooks Pro Version 5.0 software application to conduct its business. This accounting software has been represented by the manufacturer to be Year 2000 compliant.

     In addition to its internal system, Crescendo is also reliant upon the capabilities of the computer systems of its vendors, contractors (including ALZA for administrative functions under the Services Agreement and for contractual research and development), U.S. government agencies, and its investment managers. In order to determine the level of Year 2000 compliance of vendors, contractors and investment managers, Crescendo has ongoing communications with third parties with whom it has material direct business relationships. All of Crescendo's investment managers have confirmed that they are Year 2000 compliant. If any third parties experience failures in their computer systems due to Year 2000 non-compliance, this failure could materially affect Crescendo's ability to engage in normal business activities and, in particular, the status of certain product development activities being conducted by ALZA.

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

     At March 31, 1999, and December 31, 1998, Crescendo had cash, cash equivalents and short-and long-term investments of approximately $168.3 million and $191.1 million, respectively. As Crescendo's funds continue to be utilized under the Development Agreement and to pay the Technology Fee to ALZA, increasingly lower cash balances will be available for investment.

    Based on anticipated spending levels for the continued development of all the Crescendo Products currently under development, it is expected that Crescendo's Available Funds will be exhausted during the year 2000. At that time, product development funding by Crescendo will cease. However, several factors could impact the level and timing of Crescendo funding, including the addition of any new Crescendo Products, the discontinuation of the development of any Crescendo Products, any commercial arrangements between ALZA and other companies which would cause ALZA to exercise its License Option with respect to any Crescendo Product, any change in the number of projects advancing to or continuing in later stages of development or any adjustments in the rate of spending on Crescendo Products currently in development.

    As of March 31, 1999, Crescendo had $155.3 million of Available Funds remaining. When Crescendo's Available Funds are exhausted, certain critical timetables will be triggered. First, ALZA's Purchase Option with respect to all of the Crescendo Shares will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining, accompanied by a report of Crescendo's independent auditors. In addition, ALZA has the right, for 30 days after expiration of the Purchase Option, to license any or all Crescendo Products which have not yet been licensed, on a product-by-product and country-by-country basis. ALZA is under no obligation to exercise the Purchase Option, or the License Option with respect to any Crescendo Product or all Crescendo Products and will do so only if ALZA determines that it is in the best interests of ALZA and its stockholders at the time the decision is made. In the event that ALZA does not exercise the Purchase Option, or the License Option for all Crescendo Products, after Available Funds are exhausted, Crescendo will not have funds to continue or complete development of any remaining Crescendo Products. It is not likely that Crescendo would be able to raise any additional funds during the period when ALZA's Purchase Option is outstanding, because of the existence of such option. After the expiration of the Purchase Option, if it is not exercised, Crescendo's ability to obtain additional funding will be subject to the perception of those investors with funds available, or the public markets, of the value of Crescendo's portfolio.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     For financial market risks related to changes in interest rates are described in Part II, Item 7A, Quantitative and Qualitative
Disclosures about Market Risk, in the Crescendo's Annual Report on Form 10-K for the year ended December 31, 1998.

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




                              Crescendo Pharmaceuticals Corporation



Date: May 12, 1999                 By:     /s/ Gary L. Neil
                                   _________________________________
                                             Gary L. Neil
                                            President and
                                        Chief Executive Officer


Date: May 12, 1999                 By:    /s/ David R. Hoffmann
                                   _________________________________
                                          David R. Hoffmann
                                          Vice President, Finance
                                            and Secretary


























                                 EXHIBIT INDEX



Exhibit

27    Financial Data Schedule