Form 10-Q
period 1999-06-30
CRESCENDO PHARMACEUTICALS CORP
filed 1999-08-16
CIK 1042138

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q



  X        Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
     Securities  Exchange  Act of 1934 for the quarterly  period  ended
     June 30, 1999

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

                         Yes _X__  No


Number of shares outstanding of each of the registrant's classes of common stock as of July 30, 1999:

Class A Common Stock, $.01 par value - 4,932,870 shares

Class B Common Stock, $1.00 par value - 1,000 shares



                 CRESCENDO PHARMACEUTICALS CORPORATION
                    FORM 10-Q for the Quarter Ended
                             June 30, 1999


                                 INDEX


Part I. Financial Information


Item 1. Financial Statements

     Condensed Statements of Operations                         3
     Condensed Balance Sheets                                   4
     Condensed Statements of Cash Flows                         5
     Notes to Condensed Financial Statements                 6-13

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations          13-16

Item 3. Quantitative and Qualitative Disclosures
      about Market Risk                                         16

Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K                        17


Signatures                                                      18


Exhibits

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                 Crescendo Pharmaceuticals Corporation
                     (a development stage company)

            Condensed Statements of Operations (unaudited)
               (in thousands, except per share amounts)


                                                       Period from
                         Three months    Six months      inception
                            ended          ended      (June 26, 1997)
                           June 30,        June 30,       to June 30,
                        1999     1998    1999     1998       1999

Revenues:
 Net interest and
  investment income   $ 2,057  $3,364    $4,318  $ 7,202    $  22,313
 Royalty revenue          430       -       920        -          920
                   				________________________________________________
   Total revenues       2,487   3,364     5,238    7,202       23,233

Expenses:
 Research & development
  performed under
  contract with ALZA
  Corporation (a related
  party)              		31,866   28,606   54,140  50,031      192,385
General & administrative   290      378      560     673        2,121
                        _________________________________________________
   Total expenses       32,156   28,984   54,700  50,704      194,506
                        _________________________________________________

Net loss before taxes $(29,669) (25,620) $(49,462)$(43,502)  $(171,273)

Income taxes                 -        -         -        -       2,425

                      __________________________________________________
Net loss              $(29,669)$(25,620) $(49,462)$(43,502)  $(173,698)

                      ==================================================
Net loss per
 common share

   Basic and Diluted  $ (5.98) $  (5.16) $  (9.96) $(8.76)   $(39.91)
                      ===================================================


See accompanying notes.
                 Crescendo Pharmaceuticals Corporation
                     (a development stage company)

                 Condensed Balance Sheets (unaudited)
     (in thousands, except number of shares and per share amounts)


                                          June 30,  December 31,
                                            1999         1998

ASSETS
Current assets:
   Cash and cash equivalents            $  52,279      $ 54,326
   Short-term investments                  46,526        57,410
   Interest receivable                        786         1,861
   Prepaid expenses and other
  	 current assets          		              2,903           627
                                      _________________________________
      Total current assets                 102,494       114,224

Employee loan                                  300           300
Long-term investments                       40,785        79,387
                                      __________________________________
       Total assets                      $ 143,579      $193,911
                                      ==================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Payable to ALZA Corporation
     ( a related party)               $     17,966   $    17,596
   Accrued liabilities                          70            77
                                        _____________________________
      Total current liabilities             18,036        17,673

Stockholders' equity:

   Class A Common Stock, $0.01 par value,
    6,000,000 shares authorized; 4,932,870
    and 4,965,470 shares issued and
    outstanding at June 30, 1999 and
    December 31, 1998, respectively             49            50
   Class B Common Stock, $1.00 par value,
    1,000 shares authorized, issued and
    outstanding                             				 1             1
   Additional paid-in capital              299,401       299,949
   Accumulated other comprehensive
     (loss) income				                        (210)          474
   Deficit accumulated during development
     stage				                          		(173,698)     (124,236)
                                      ________________________________
      Total stockholders' equity           125,543       176,238
                                      ________________________________
       Total liabilities and
         stockholders' equity     		  $    143,579      $193,911
                                      ================================
See accompanying notes.

			Crescendo Pharmaceuticals Corporation
                    (a development stage company)

           Condensed Statements of Cash Flows (unaudited)
         Increases (Decreases) in Cash and Cash Equivalents
                           (in thousands)

                                                        Period from
                                                         inception
                                  Six months ended     (June 26,1997)
                                       June 30,          to June 30,
                                    1999        1998        1999
                                ______________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                           $(49,462)  $(43,502)    $(173,698)
 Non-cash adjustments to reconcile
    net loss to net cash used in
    operating activities:
 (Increase) decrease in assets:
 Interest receivable                  1,075     (1,382)         (786)
   Prepaid expenses and other
      assets	             	  	       (2,276)      (200)       (2,903)
   Increase (decrease) in liabilities:
       Payable to ALZA Corporation      370        996        17,966
       Accrued liabilities               (7)        67            70
                                 ________________________________________
   Total adjustments                   (838)      (519)       14,347

Net cash used in
  operating activities              (50,300)   (44,021)     (159,351)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of available-for-sale
    securities                     	(12,042)  (101,299)     (228,660)
 Sales of available-for-sale
    securities                       55,843     24,537       136,138
 Maturities of available-for-sale
    securities                        5,000          -         5,000
 Employee loan, long-term                 -          -          (300)
                                __________________________________________
Net cash provided by (used in)
  investing activities               48,801    (76,762)      (87,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock to
    ALZA Corporation                      -          -       300,000
 Repurchase of common stock            (548)         -          (548)

          			              ____________________________________________
Net cash (used in) provided by
  financing activities                 (548)         -       299,452
	                          ___________________________________________
Net (decrease) increase in cash and
 cash equivalents                    (2,047)  (120,783)       52,279
                                ____________________________________________
Cash and cash equivalents
   at beginning of period            54,326    179,971             -
                                ____________________________________________
Cash and cash equivalents
   at end of period                 $52,279    $59,188       $52,279
                                =============================================
See accompanying notes.


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

   The information at June 30, 1999, for the three months and six months ended June 30, 1999 and 1998, and for the period from inception (June 26, 1997) through June 30, 1999 is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Crescendo believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results for the full year. The balance sheet for December 31, 1998 was derived from the audited balance sheet. The financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 1998 included in Crescendo's 1998 Annual Report on Form 10-K.

Accounting for Revenues and Expenses

   At June 30, 1999, Crescendo's revenue consisted of interest and investment income and royalty revenue. Beginning in the first quarter of 1999, Crescendo accrued royalty revenue based on net sales of one Crescendo Product licensed by ALZA. Royalties are recognized in the period in which earned (the period in which product sales are made by third parties from whom Crescendo receives, directly or indirectly, product royalties).

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

Comprehensive Loss

     During the three and six months ended June 30, 1999 and 1998, comprehensive loss was not materially different from reported net loss.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Crescendo believes the adoption of SFAS 133 will not have a material effect on its financial statements. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133". As a result, Crescendo is required to adopt SFAS 133 in the fiscal year 2001.

Note 2. Investments

     Crescendo has classified its entire investment portfolio, including cash and cash equivalents of approximately $52.3 million and $54.3 million at June 30, 1999 and December 31, 1998, respectively, as available-for-sale. Investments in the available-for-sale category are generally carried at fair market value with unrealized gains and losses recorded as a separate component of stockholders' equity.
Realized gains and losses for the three and six months ended June
30, 1999 and June 30, 1998 were not material. The cost of securities when sold is based upon specific identification.

     The following is a summary of Crescendo's investment portfolio at June 30, 1999 (in thousands):

                          Available-for-Sale Securities
                   _______________________________________________
                                                       Estimated
                   Amortized   Unrealized  Unrealized    Fair
                      Cost       Gains       Losses     Value
                   _______________________________________________

U.S. Treasury
 securities and obligations
 of U.S. government
 agencies            $34,916     $ 12       $(53)     $  34,875

Collateralized
 Mortgage obligations
  and asset backed
  securities          22,294        -       (153)        22,141

Corporate debt
  securities          36,170       21        (37)        36,154

Money market funds    46,420        -          -         46,420
                    ____________________________________________
                    $139,800    $  33      $(243)     $ 139,590
                    ============================================

     The amortized cost and estimated fair value of securities at June 30, 1999, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                 Estimated
                                 Amortized        Fair
                                   Cost            Value
                             __________________________________
Due in one year or less        $  80,423        $   80,410
Due after one year
   through three years            18,455            18,486
Due after three years through
 five years                       40,922            40,694
                             __________________________________
                               $ 139,800        $  139,590
                             ==================================


Note 3. Stockholders' Equity

Common Stock Repurchase

    On May 27, 1999, Crescendo's board of directors announced a program under which Crescendo may purchase shares of Crescendo Class A Common Stock (the "Crescendo Shares") in the open market from time to time using product payments received from ALZA. Crescendo has purchased 32,600 Crescendo Shares under this program. All repurchased shares have been retired. The excess of the purchase price of the Crescendo Shares over their stated value has been reflected as a decrease in additional paid-in capital on the accompanying balance sheet.

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

     The following table sets forth the computation of Crescendo's basic and diluted loss per share:

                                                        Period from
                    Three months      Six months         inception
                      ended            ended         (June 26, 1997)
                     June 30,         June 30,         to June 30,
                  1999      1998     1999     1998         1999
              			__________________________________________________
NUMERATOR
(in thousands):
Basic and Diluted
Net loss         $(29,669) $(25,620)$(49,462)$(43,502)   $(173,698)
                 ==================================================

DENOMINATOR
(in thousands):
Basic and Diluted
Weighted average
  shares
  outstanding       4,962     4,966    4,964    4,966       4,352
                 ===================================================
Basic and Diluted
  net loss
 per share       $ (5.98)   $ (5.16) $ (9.96) $ (8.76)   $ (39.91)
                 ===================================================

     The potentially dilutive effect of outstanding options to purchase 100,000 Crescendo Shares would have been anti-dilutive in the three months and six months ended June 30, 1999 and 1998, and for the period from inception through June 30, 1999, and they were therefore excluded from the diluted per share calculations.

Note 4. Arrangements with ALZA Corporation

    On September 29, 1997, ALZA contributed $300 million in cash to Crescendo. On September 30, 1997, all of the Crescendo Shares (a total of 4,965,470 shares) were distributed to the holders of ALZA common stock and ALZA's convertible subordinated debentures. Crescendo Shares are traded on The NASDAQ Stock Market-Service Mark-under the symbol "CNDO." ALZA holds 1,000 shares of Crescendo Class B Common Stock.

    In connection with ALZA's contribution to Crescendo and the distribution of Crescendo Shares, Crescendo and ALZA entered into a number of agreements, including a Development Agreement, Technology License Agreement, License Option Agreement and Services Agreement, discussed below. During the second quarter of 1999, a merger agreement between ALZA and Abbott Laboratories was announced. The acquisition of ALZA by Abbott would not affect any of the agreements between ALZA and Crescendo. The completion of the acquisition could affect the proposals for product development from ALZA to Crescendo and therefore, the rate at which Crescendo utilizes its Available Funds (defined below).

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

    Under the Development Agreement, Crescendo initially agreed to fund the development of seven products (the "Initial Products"). As of June 30, 1999, three of the Initial Products (OROS-Registered Trademark- oxybutynin, DUROS-Trademark- leuprolide and OROS-Registered Trademark- methylphenidate) remained in active development and/or had been licensed by ALZA. In May, a New Drug Application ("NDA") was submitted to the United States Food and Drug Administration ("FDA") for DUROS leuprolide. Research and development expenses for the three months and six months ended June 30, 1999 were approximately $31.9 million and $54.1 million, respectively. This compares with approximately $28.6 million and $50.0 million for the three and six months ended June 30, 1998, respectively. All periods include a Technology Fee paid by Crescendo to ALZA. For the period from inception (June 26, 1997) through June 30, 1999, Crescendo recorded research and development expenses of approximately $192.4 million.

   Crescendo and ALZA have a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo Products, to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the Initial Products, Crescendo pays a Technology Fee to ALZA, payable monthly over a period of three years, in the amount of $1 million per month for the first 12 months following the distribution of Crescendo Shares, $667,000 per month (beginning in September
1998) for the following 12 months and $333,000 per month for the next 12 months (the "Technology Fee"). The Technology Fee will no longer be payable at such time as fewer than two of the Initial Products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the License Option (defined below). Crescendo recorded a Technology Fee of $2 million, $3 million, $4 million, and $6 million for the three months and six months ended June 30, 1999 and 1998, respectively. For the period from inception (June 26, 1997) through June 30, 1999, Crescendo recorded $18.7 million of Technology Fee expense. The Technology Fee is included in research and development expenses.

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

    In December 1998, ALZA exercised its option to obtain a worldwide license to OROS oxbutynin from Crescendo. ALZA launched the product in the United States as Ditropan-Registered Trademark- XL on February 1, 1999. Under the terms of the license agreement between Crescendo and ALZA, Crescendo will receive payments from ALZA based on worldwide net sales of the product. For the first three years the rates will be 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 5 and 6%, based on the Development Costs of the product to date and future anticipated Development Costs to be paid by Crescendo. In the second quarter of 1999, Crescendo accrued royalty revenue of approximately $430,000, based on ALZA's second quarter 1999 sales of Ditropan XL. Crescendo's accrued royalty revenue for the six months ended June 30, 1999 was approximately $920,000.

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

   Crescendo and ALZA have a Services Agreement pursuant to which ALZA provides certain administrative services, including accounting and legal services, to Crescendo. Specified charges for such services are generally intended to allow ALZA to recover its direct costs of providing the services, including fully-allocated overhead, plus all out of pocket costs and expenses, but without any profit (i.e. ALZA's fully-burdened cost). The Services Agreement originally had a one-year term and is renewed automatically for successive one-year terms during the term of the Development Agreement, unless terminated by Crescendo at any time upon 60 days' written notice. General and administrative expenses incurred under this agreement were approximately $15,000 and $61,000 for the three months and six months ended June 30, 1999, as compared with $75,000 and $125,000 for the three and six months ended June 30, 1998. General and administrative expenses incurred under the Services Agreement for the period from inception (June 26, 1997) through June 30, 1999 were approximately $296,000. Crescendo accrues on a monthly basis these expenses, which include (i) third party direct expenses paid by ALZA on behalf of Crescendo; (ii) actual salaries, including benefits, of ALZA's personnel performing services for Crescendo; and (iii) ALZA's standard administrative overhead charge, calculated as a percent of salaries.

    At June 30, 1999, the amount payable to ALZA under the Development Agreement was approximately $18.0 million.

Item 2.   Management's Discussion and Analysis of Financial
Condition
          and Results of Operations


Notice Concerning Forward-Looking Statements
    Some of the statements made in this Form 10-Q, and particularly in the Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking in nature. Forward-looking statements include but are not limited to statements that are not historical facts and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "possible" and similar terms. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within Crescendo's control (including without limitation any possible future actions by ALZA or in the event of a merger between ALZA and Abbott, by Abbott), and various risk factors; therefore, actual results may differ materially from those anticipated in any forward-looking statements. The significant risks related to Crescendo's business are those associated with product selection, technology and product development, clinical development, product manufacturing, regulatory clearance to market products, changes in the health care marketplace, patent and intellectual property matters, medical and market acceptance of products (including third party reimbursement), commercializing products (including competition), conflicts of interest between ALZA and Crescendo and the risk of a lack of funds to complete the development of products. Such risks are described in more detail in Crescendo's Annual Report on Form 10-K for the year ended December 31, 1998.

Results of Operations

     Revenues, consisting of net interest and investment income earned on invested funds, and royalty revenue, were approximately $2.5 million and $5.2 million for the three months and six months ended June 30, 1999, as compared with approximately $3.4 million and $7.2 million for the three and six months ended June 30, 1998. Revenue for the three months and six months ended June 30, 1999 included product payments of approximately $430,000 and $920,000, respectively, resulting from sales by ALZA of Ditropan XL. ALZA launched the product in the United States on February 1, 1999. For the period from Crescendo's inception (June 26, 1997) through June 30, 1999, total revenues were approximately $23.2 million. As Crescendo's funds are used under the Development Agreement and to pay the Technology Fee, lower cash balances will be available for investment and, therefore, interest and investment income has been and is expected to continue decreasing.

     Crescendo incurred research and development expenses of approximately $31.9 million and $54.1 million for the three months and six months ended June 30, 1999, as compared with approximately $28.6 million and $50.0 million in the three and six months ended June 30,1998. For the period from inception (June 26, 1997) through June 30, 1999, Crescendo recorded research and development expenses of approximately $192.4 million. These expenses related primarily to development of the Crescendo Products and include payment of the Technology Fee. The Technology Fee paid to ALZA was $2.0 million and $4.0 million for the three months and six months ended June 30, 1999, as compared with $3.0 million and $6.0 million for the three and six months ended June 30, 1998 ($18.7 million from inception (June 26, 1997) through June 30, 1999). Total Crescendo research and development expenses for the second half of 1999 are expected to continue at approximately the same level as the first half of 1999, although quarterly fluctuations can be expected.

     General and administrative expenses for the three months and six months ended June 30, 1999 were approximately $0.3 million and $0.6 million, as compared with $0.4 million and $0.7 million for the three and six months ended June 30, 1998. For the period from inception (June 26, 1997) through June 30, 1999, general and administrative expenses were approximately $2.1 million. Expenses incurred by Crescendo under its Services Agreement with ALZA were approximately $15,000 and $61,000 for the three months and six months ended June 30, 1999, as compared with approximately $75,000 and $125,000 for the three and six months ended June 30,1998. For the period from inception (June 26, 1997) through June 30, 1999, expenses incurred by Crescendo under its Services Agreement with ALZA were approximately $296,000. It is anticipated that general and administrative expenses will remain at approximately current levels during 1999.

     The results of operations of Crescendo currently reflect primarily interest and investment income on the funds contributed by ALZA, royalty revenue received by ALZA, and research and development expenses related to development of Crescendo Products and the Technology Fee. The relevant contribution to Crescendo's revenues from royalty income is expected to increase as interest and investment income continues to decrease. Crescendo's net loss for the three months and six months ended June 30, 1999 was approximately $29.7 million or $5.98 per share and $49.5 million or $9.96 per share, respectively, as compared with approximately $25.6 million or $5.16 per share and $43.5 million or $8.76 per share for the three months and six months ended June 30, 1998, respectively. The net loss from its inception (June 26, 1997) through June 30, 1999 was approximately $173.7 million or $39.91 per share.
Crescendo is expected to continue to record significant net losses in future periods, as product development expenses under its agreements with ALZA are expected to continue to exceed income.

Year 2000 Readiness

     Crescendo is reliant upon the QuickBooks Pro Version 5.0 software application to record financial information relating to its business activities. This accounting software has been represented by the manufacturer to be Year 2000 compliant.

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

Liquidity and Capital Resources

     On September 29, 1997, ALZA contributed $300 million in cash to Crescendo in exchange for the Crescendo Shares. The funds contributed by ALZA, plus investment income earned thereon, are used primarily to fund the development of Crescendo Products and to conduct related activities. These funds, to the extent not immediately required for development activities, are invested in low-risk securities.

     At June 30, 1999, and December 31, 1998, Crescendo had cash, cash equivalents and short-and long-term investments of approximately $139.6 million and $191.1 million, respectively. As Crescendo's funds continue to be utilized under the Development Agreement and to pay the Technology Fee to ALZA, increasingly lower cash balances will be available for investment.

    Based on anticipated spending levels for the continued development of all the Crescendo Products currently under development, it is expected that Crescendo's Available Funds will be exhausted during the year 2000. At that time, product development funding by Crescendo will cease. However, several factors could impact the level and timing of Crescendo funding, including the addition of any new Crescendo Products, the discontinuation of the development of any Crescendo Products, any commercial arrangements between ALZA and other companies which would cause ALZA to exercise its License Option with respect to any Crescendo Product, any change (whether as a result of ALZA's merger with Abbott or otherwise) in the number of projects advancing to or continuing in later stages of development or any adjustments in the rate of spending on Crescendo Products currently in development.

    As of June 30, 1999, Crescendo had $122.8 million of Available Funds remaining. When Crescendo's Available Funds are exhausted, certain critical timetables will be triggered. First, ALZA's Purchase Option with respect to all of the Crescendo Shares will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining, accompanied by a report of Crescendo's independent auditors. In addition, ALZA has the right, for 30 days after expiration of the Purchase Option, to license any or all Crescendo Products which have not yet been licensed, on a product-by-product and country-by-country basis. ALZA is under no obligation to exercise the Purchase Option, or the License Option with respect to any Crescendo Product or all Crescendo Products and will do so only if ALZA determines that it is in the best interests of ALZA and its stockholders at the time the decision is made. In the event that ALZA does not exercise the Purchase Option, or the License Option for all Crescendo Products, after Available Funds are exhausted, Crescendo will not have funds to continue or complete development of any remaining Crescendo Products. It is not likely that Crescendo would be able to raise any additional funds during the period when ALZA's Purchase Option is outstanding, because of the existence of such option. After the expiration of the Purchase Option, if it is not exercised, Crescendo's ability to obtain additional funding will be subject to the perception of those investors with funds available, or the public markets, of the value of Crescendo's portfolio.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     For a discussion of financial market risks related to changes in interest rates are described in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in Crescendo's Annual Report on Form 10-K for the year ended December 31, 1998.

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




                              Crescendo Pharmaceuticals Corporation



Date: August 13, 1999              By:     /s/ Gary L. Neil
                                   _________________________________
                                             Gary L. Neil
                                            President and
                                        Chief Executive Officer


Date: August 13, 1999              By:    /s/ David R. Hoffmann
                                   _________________________________
                                          David R. Hoffmann
                                          Vice President, Finance
                                            and Secretary


























                                 EXHIBIT INDEX



Exhibit

27    Financial Data Schedule