Form 10-Q
period 1999-09-30
CRESCENDO PHARMACEUTICALS CORP
filed 1999-11-12
CIK 1042138

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q



  X        Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
     Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                 or

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

                        Yes   X     No


Number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1999:

Class A Common Stock, $.01 par value - 4,932,870 shares

Class B Common Stock, $1.00 par value - 1,000 shares



                 CRESCENDO PHARMACEUTICALS CORPORATION
                    FORM 10-Q for the Quarter Ended
                          September 30, 1999


                                 INDEX


Part I. Financial Information


Item 1. Financial Statements

     Condensed Statements of Operations                         3
     Condensed Balance Sheets                                   4
     Condensed Statements of Cash Flows                         5
     Notes to Condensed Financial Statements                 6-13

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations          13-17

Item 3. Quantitative and Qualitative Disclosures
      about Market Risk                                        17

Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K                      18


Signatures                                         									   19


Exhibits

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                 Crescendo Pharmaceuticals Corporation
                     (a development stage company)

            Condensed Statements of Operations (unaudited)
               (in thousands, except per share amounts)

                                                                 Period from
                           Three months       Nine months         inception
                              ended              ended         (June 26, 1997)
                           September 30,      September 30,    to September 30,
                          1999       1998    1999      1998          1999
                        _______________________________________________________
Revenues:
 Net interest and
  investment income     $  1,699   $ 3,786  $ 6,017   $10,988    $  24,012
 Royalty revenue             762         -    1,682         -        1,682
                    				_______________________________________________________
    Total revenues         2,461     3,786    7,699    10,988       25,694

Expenses:
 Research & development
  performed under
  contract with ALZA
  Corporation (a related
  party)                   21,621    28,422   75,762    78,453     214,006
General & administrative      434       331      993     1,004       2,555
	                   			______________________________________________________
   Total expenses          22,055    28,753   76,755    79,457     216,561
				                   ______________________________________________________

Net loss before taxes   $ (19,594) $(24,967)$(69,056) $(68,469)  $(190,867)

Income taxes                    -        -         -         -       2,425

                   				______________________________________________________
Net loss                $ (19,594) $(24,967)$(69,056) $(68,469) $ (193,292)
			                   	======================================================
Net loss per
 common share

   Basic and Diluted  	$    (3.97) $  (5.03)$ (13.94) $ (13.79) $   (43.76)
                  				======================================================

See accompanying notes.


                Crescendo Pharmaceuticals Corporation
                     (a development stage company)

                 Condensed Balance Sheets (unaudited)
     (in thousands, except number of shares and per share amounts)


                                        September 30,   December 31,
                                           1999             1998
                               						 ________________________________
ASSETS
Current assets:
   Cash and cash equivalents            $   47,109      $ 54,326
   Short-term investments                   27,843        57,410
   Interest receivable                         798         1,861
   Prepaid expenses and other
     current assets                          3,275           627
                              						 __________________________________
      Total current assets                  79,025       114,224

Employee loan                                  300           300
Long-term investments                       39,697        79,387
                             						 __________________________________
      Total assets                      $  119,022      $193,911
						                              ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Payable to ALZA Corporation          $  13,062      $ 17,596
    (a related party)
   Accrued liabilities                         82            77
                             						 __________________________________
      Total current liabilities            13,144        17,673

Stockholders' equity:
   Class A Common Stock, $0.01 par value,
    6,000,000 shares authorized; 4,932,870
    and 4,965,470 shares issued and
    outstanding at September 30, 1999 and
    December 31, 1998, respectively             49            50
   Class B Common Stock, $1.00 par value,
    1,000 shares authorized, issued and
    outstanding                                  1             1
   Additional paid-in capital              299,401       299,949
   Accumulated other comprehensive
    (loss) income                             (281)          474
   Deficit accumulated during development
    stage                                 (193,292)     (124,236)
                               						 __________________________________
      Total stockholders' equity           105,878       176,238
						                                __________________________________
       Total liabilities and
        stockholders' equity            $  119,022      $193,911
                               						 ==================================
See accompanying notes.


			Crescendo Pharmaceuticals Corporation
                    (a development stage company)

           Condensed Statements of Cash Flows (unaudited)
         Increases (Decreases) in Cash and Cash Equivalents
                           (in thousands)

                                                            Period from
                                                             inception
                                     Nine months ended     (June 26, 1997)
                                       September 30,       to September 30,
                                      1999        1998           1999
                                						_____________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                              $(69,056)  $(68,469)   $(193,292)
    Non-cash adjustments to reconcile
       net loss to net cash used in
       operating activities:

   (Increase) decrease in assets:
      Interest receivable                1,063       (928)        (798)
      Prepaid expenses and other
        assets                          (2,648)      (136)      (3,275)

   Increase (decrease) in liabilities:
      Payable to ALZA Corporation       (4,534)     1,324       13,062
      Accrued liabilities                    5         (6)          82
                                						_____________________________________
   Total adjustments                    (6,114)       254        9,071

Net cash used in
 operating activities                  (75,170)   (68,215)    (184,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of available-for-sale
        securities                     (12,042)  (111,299)    (228,660)
     Sales of available-for-sale
        securities                      75,543     58,033      155,838
     Maturities of available-for-sale
        securities                       5,000         -         5,000
     Employee loan, long-term                -         -          (300)
                               						______________________________________
Net cash provided by (used in)
 investing activities                   68,501    (53,266)     (68,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock to
        ALZA Corporation                     -          -      300,000
     Repurchase of common stock           (548)         -         (548)

                              						_______________________________________
Net cash (used in) provided by
    financing activities                  (548)         -      299,452
				                              		_______________________________________
Net (decrease) increase in cash and
    cash equivalents                    (7,217)  (121,481)      47,109
						                              _______________________________________
Cash and cash equivalents
    at beginning of period              54,326    179,971            -
					                              	________________________________________
Cash and cash equivalents
    at end of period                   $47,109    $58,490      $47,109
                              						========================================
See accompanying notes.



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

   The information at September 30, 1999, for the three and nine months ended September 30, 1999 and 1998, and for the period from inception (June 26, 1997) through September 30, 1999 is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Crescendo believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results for the full year. The balance sheet for December 31, 1998 was derived from the audited balance sheet. The financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 1998 included in Crescendo's 1998 Annual Report on Form 10-K.

Accounting for Revenues and Expenses

   At September 30, 1999, Crescendo's revenue consisted of interest and investment income and royalty revenue. Since the first quarter of 1999, Crescendo has accrued royalty revenue based on net sales of one Crescendo Product licensed by ALZA in the United States. Royalties are recognized in the period in which earned (the period in which product sales are made by third parties from whom Crescendo receives, directly or indirectly, product royalties).

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

Comprehensive Loss

     During the three and nine months ended September 30, 1999 and 1998, comprehensive loss was not materially different from reported net loss.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Crescendo believes the adoption of SFAS 133 will not have a material effect on its financial statements. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133". As a result, Crescendo is required to adopt SFAS 133 in fiscal year 2001.

Note 2. Investments

     Crescendo has classified its entire investment portfolio, including cash and cash equivalents of approximately $47.1 million and $54.3 million at September 30, 1999 and December 31, 1998, respectively, as available-for-sale. Investments in the available-for-sale category are generally carried at fair market value with unrealized gains and losses recorded as a separate component of stockholders' equity. Realized gains and losses for the three and nine months ended September 30, 1999 and September 30, 1998 were not material. The cost of securities when sold is based upon specific identification.

     The following is a summary of Crescendo's investment portfolio at September 30, 1999 (in thousands):

                          Available-for-Sale Securities
                			______________________________________________
                                                       Estimated
                   Amortized   Unrealized  Unrealized    Fair
                      Cost       Gains       Losses     Value
		                 _______________________________________________
U.S. Treasury
 securities and
 obligations of
 U.S. government
 agencies           $ 20,972    $      6   $   (57)    $ 20,921

Collateralized
 mortgage
 obligations and
 asset backed
 securities           21,304           -      (197)      21,107

Corporate debt
 securities           25,544          26       (59)      25,511

Money market funds    46,264          -           -      46,264
                 			_________________________________________________
                    $114,084    $     32   $  (313)    $113,803
			                 =================================================

The amortized cost and estimated fair value of securities at September 30, 1999, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                 Estimated
                                 Amortized         Fair
                                   Cost            Value
                         					________________________________
Due in one year or less        $  59,268        $   59,268
Due after one year through
 three years                      14,913            14,922
Due after three years through
 five years                       39,903            39,613
                         					________________________________
                               $ 114,084        $  113,803
					                         ================================

Note 3. Stockholders' Equity

Common Stock Repurchase

    On May 27, 1999, Crescendo's board of directors announced a program under which Crescendo may purchase shares of Crescendo Class A Common Stock (the "Crescendo Shares") in the open market from time to time using product payments received from ALZA. As of September 30, 1999, Crescendo had purchased 32,600 Crescendo Shares under this program.
All repurchased shares have been retired. The excess of the purchase price of the Crescendo Shares over their stated value has been reflected as a decrease in additional paid-in capital on the accompanying balance sheet. There were no purchases in the third quarter due to the timing of receipt of the product payments due from ALZA. The board of directors has determined that the program will continue in the fourth quarter of 1999.

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

     The following table sets forth the computation of Crescendo's basic and diluted loss per share:

                                                               Period from
                      Three months          Nine months         inception
                         ended                ended          (June 26, 1997)
                       September 30,        September 30,    to September 30,
                     1999     1998         1999    1998          1999

NUMERATOR
(in thousands):
Basic and Diluted
    Net loss          $(19,594) $(24,967) $(69,056) $(68,469) $(193,292)
             		     ======================================================

DENOMINATOR
(in thousands):
Basic and Diluted
   Weighted average
    shares outstanding   4,934     4,966     4,955     4,966     4,417
                  			======================================================
Basic and Diluted
  net loss
   per share          $  (3.97) $  (5.03) $ (13.94) $ (13.79) $ (43.76)
              		     ======================================================

     The potentially dilutive effect of outstanding options to purchase 100,000 Crescendo Shares would have been anti-dilutive in the three and nine months ended September 30, 1999 and 1998, and for the period from inception through September 30, 1999, and they were therefore excluded from the diluted per share calculations.

Note 4. Arrangements with ALZA Corporation

    On September 29, 1997, ALZA contributed $300 million in cash to Crescendo. On September 30, 1997, all of the then outstanding Crescendo Shares (a total of 4,965,470 shares) were distributed to the holders of ALZA common stock and ALZA's convertible subordinated debentures. Crescendo Shares are traded on The NASDAQ Stock Market-Service Mark- under the symbol "CNDO." ALZA holds 1,000 shares of Crescendo Class B Common Stock.

    In connection with ALZA's contribution to Crescendo and the distribution of Crescendo Shares, Crescendo and ALZA entered into a number of agreements, including a Development Agreement, Technology License Agreement, License Option Agreement and Services Agreement, discussed below. During the second quarter of 1999, a merger agreement between ALZA and Abbott Laboratories was announced. The acquisition of ALZA by Abbott would not affect any of the agreements currently in place between ALZA and Crescendo. The completion of the acquisition could affect the proposals for product development from ALZA to Crescendo and therefore, the rate at which Crescendo utilizes its Available Funds (defined below).

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

    Under the Development Agreement, Crescendo initially agreed to fund the development of seven products (the "Initial Products"). As of September 30, 1999, three of the Initial Products (OROS-Registered Trademark- oxybutynin, DUROS-Trademark- leuprolide and OROS-Registered Trademark- methylphenidate) remained in active development and/or had been licensed by ALZA. During the third quarter, the United States Food and Drug Administration ("FDA") accepted for filing the New Drug Applications ("NDA") for DUROS leuprolide and OROS methylphenidate. Research and development expenses for the three and nine months ended September 30, 1999 were approximately $21.6 million and $75.8 million, respectively. This compares with approximately $28.4 million and $78.5 million for the three and nine months ended September 30, 1998, respectively. All periods include a Technology Fee paid by Crescendo to ALZA. For the period from inception (June 26, 1997) through September 30, 1999, Crescendo recorded research and development expenses of approximately $214.0 million.

   Crescendo and ALZA have a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo Products, to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the Initial Products, Crescendo pays a Technology Fee to ALZA, payable monthly over a period of three years, in the amount of $1 million per month for the first 12 months following the distribution of Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month (beginning in September 1999) for the next 12 months (the "Technology Fee"). The Technology Fee will no longer be payable at such time as fewer than two of the Initial Products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the License Option (defined below). Crescendo recorded a Technology Fee of $1.7 million and $5.7 million for the three and nine months ended September 30, 1999, as compared with $2.7 million and $8.7 million for the three and nine months ended September 30, 1998. For the period from inception (June 26, 1997) through September 30, 1999, Crescendo recorded $20.4 million of Technology Fee expense. The Technology Fee is included in research and development expenses.

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

    In December 1998, ALZA exercised its option to obtain a worldwide license to OROS oxbutynin from Crescendo. ALZA launched the product in the United States as Ditropan-Registered Trademark- XL on February 1, 1999. Under the terms of the license agreement between Crescendo and ALZA, Crescendo will receive payments from ALZA based on worldwide net sales of the product. For the first three years the rates will be 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 5 and 6%, based on the Development Costs of the product to date and future anticipated Development Costs to be paid by Crescendo. Royalty revenue for the third quarter of 1999 was approximately $762,000. This amount includes approximately $682,000 based on net sales of Ditropan XL in the third quarter and approximately $80,000 for first and second quarter adjustments (the adjustments relate to the difference between the net sales recorded by ALZA and the net sales as defined in the agreements between ALZA and Crescendo). Crescendo's royalty revenue for the nine months ended September 30, 1999 was approximately $1.7 million.

    Pursuant to Crescendo's Restated Certificate of Incorporation, ALZA has a purchase option which gives ALZA the right to purchase all (but not less than all) of the Crescendo Shares (the "Purchase Option").
The Purchase Option is exercisable by written notice to Crescendo at any time until January 31, 2002, provided that such date will be extended for successive six month periods if, as of any July 31 or January 31 beginning with July 31, 2001, Crescendo has not paid (or accrued expenses for) at least 95% of Available Funds pursuant to the Development Agreement. In any event, the Purchase Option will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Crescendo's Available Funds which have not been expended under the Development Agreement, accompanied by a report of Crescendo's independent auditors.

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

   Crescendo and ALZA have a Services Agreement pursuant to which ALZA provides certain administrative services, including accounting and legal services, to Crescendo. Specified charges for such services are generally intended to allow ALZA to recover its direct costs of providing the services, including fully-allocated overhead, plus all out of pocket costs and expenses, but without any profit (i.e. ALZA's fully-burdened cost). The Services Agreement originally had a one-year term and is renewed automatically for successive one-year terms during the term of the Development Agreement, unless terminated by Crescendo at any time upon 60 days' written notice. General and administrative expenses incurred under this agreement were approximately $95,000 and $171,000 for the three and nine months ended September 30, 1999, as compared with $66,000 and $192,000 for the three and nine months ended September 30, 1998. General and administrative expenses incurred under the Services Agreement for the period from inception (June 26, 1997) through September 30, 1999 were approximately $391,000. Crescendo accrues these expenses on a monthly basis. The expenses include (i) third party direct expenses paid by ALZA on behalf of Crescendo; (ii) actual salaries, including benefits, of ALZA's personnel performing services for Crescendo; and (iii) ALZA's standard administrative overhead charge, calculated as a percent of salaries.

    At September 30, 1999, the amount payable to ALZA under the Development Agreement was approximately $13.0 million.

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

Results of Operations

     Revenues, consisting of net interest and investment income earned on invested funds, and royalty revenue, were approximately $2.5 million and $7.7 million for the three months and nine months ended September 30, 1999, as compared with approximately $3.8 million and $11.0 million for the three and nine months ended September 30, 1998. Revenue for the three months and nine months ended September 30, 1999 included product payments of approximately $762,000 and $1.7 million, respectively, resulting from sales by ALZA of Ditropan XL. ALZA launched the product in the United States on February 1, 1999. The current product payment rate for Ditropan XL is 2.5% of net sales. Beginning in the first quarter of 2000, the rate will be increased to 3% of net sales under the terms of the License Agreement for Ditropan XL. For the period from Crescendo's inception (June 26, 1997) through September 30, 1999, total revenues were approximately $25.7 million. As Crescendo's funds are used under the Development Agreement and to pay the Technology Fee, lower cash balances will be available for investment and, therefore, interest and investment income has been and is expected to continue decreasing.

     Crescendo incurred research and development expenses of approximately $21.6 million and $75.8 million for the three months and nine months ended September 30, 1999, as compared with approximately $28.4 million and $78.5 million in the three and nine months ended September 30,1998. The decrease in research and development expenses is primarily related to a reduction in spending on the development programs for DUROS leuprolide and OROS methylphenidate in the third quarter following the filing of the NDAs for both products. For the period from inception (June 26, 1997) through September 30, 1999, Crescendo recorded research and development expenses of approximately $214.0 million. These expenses related primarily to development of the Crescendo Products and include payment of the Technology Fee. The Technology Fee paid to ALZA was $1.7 million and $5.7 million for the three months and nine months ended September 30, 1999, as compared with $2.7 million and $8.7 million for the three and nine months ended September 30, 1998 ($20.4 million from inception (June 26, 1997) through September 30, 1999). The Technology Fee will be $333,000 each month through August 2000, so long as at least one of the Initial Products is being developed and/or is licensed by ALZA. The Technology Fee is no longer payable after August 2000. Total Crescendo research and development expenses for the fourth quarter of 1999 are expected to continue at approximately the same level as the third quarter of 1999.

     General and administrative expenses for the three months and nine months ended September 30, 1999 were approximately $0.4 million and $1.0 million, as compared with $0.3 million and $1.0 million for the three and nine months ended September 30, 1998. For the period from inception (June 26, 1997) through September 30, 1999, general and administrative expenses were approximately $2.6 million. Expenses incurred by Crescendo under its Services Agreement with ALZA were approximately $95,000 and $171,000 for the three months and nine months ended September 30, 1999, as compared with approximately $66,000 and $192,000 for the three and nine months ended September 30,1998. For the period from inception (June 26, 1997) through September 30, 1999, expenses incurred by Crescendo under its Services Agreement with ALZA were approximately $391,000. It is anticipated that general and administrative expenses will remain at approximately current levels during the remainder of 1999.

     The results of operations of Crescendo currently reflect primarily interest and investment income on the funds contributed by ALZA, royalty revenue received from ALZA, and research and development expenses related to development of Crescendo Products and the Technology Fee. The relevant contribution to Crescendo's revenues from royalty revenue is expected to increase as interest and investment income continues to decrease. Crescendo's net loss for the three and nine months ended September 30, 1999 was approximately $19.6 million or $3.97 per share and $69.1 million or $13.94 per share, respectively, as compared with approximately $25.0 million or $5.03 per share and $68.5 million or $13.79 per share for the three and nine months ended September 30, 1998, respectively. The net loss from its inception (June 26, 1997) through September 30, 1999 was approximately $193.3 million or $43.76 per share. Crescendo is expected to continue to record significant net losses in future periods, as product development expenses under its agreements with ALZA are expected to continue to exceed income.

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

     At September 30, 1999, and December 31, 1998, Crescendo had cash, cash equivalents and short-and long-term investments of approximately $114.6 million and $191.1 million, respectively. As Crescendo's funds continue to be utilized under the Development Agreement and to pay the Technology Fee to ALZA, increasingly lower cash balances will be available for investment.

    Based on anticipated spending levels for the continued development of all the Crescendo Products currently under development, it is expected that Crescendo's Available Funds will be exhausted during the second half of the year 2000. At that time, product development funding by Crescendo will cease. However, several factors could impact the level and timing of Crescendo funding, including the addition of any new Crescendo Products, the discontinuation of the development of any Crescendo Products, any commercial arrangements between ALZA and other companies which would cause ALZA to exercise its License Option with respect to any Crescendo Product, any change (whether as a result of ALZA's merger with Abbott or otherwise) in the number of projects advancing to or continuing in later stages of development or any adjustments in the rate of spending on Crescendo Products currently in development.

    As of September 30, 1999, Crescendo had $102.6 million of Available Funds which have not been expended under the Development Agreement. When Crescendo's Available Funds are exhausted, certain critical timetables will be triggered. First, ALZA's Purchase Option with respect to all of the Crescendo Shares will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Crescendo's Available Funds which have not been expended under the Development Agreement, accompanied by a report of Crescendo's independent auditors. In addition, ALZA has the right, for 30 days after expiration of the Purchase Option, to license any or all Crescendo Products which have not yet been licensed, on a product-by-product and country-by-country basis. ALZA is under no obligation to exercise the Purchase Option, or the License Option with respect to any Crescendo Product or all Crescendo Products and will do so only if ALZA determines that it is in the best interests of ALZA and its stockholders at the time the decision is made. In the event that ALZA does not exercise the Purchase Option, or the License Option for all Crescendo Products, after Available Funds are exhausted, Crescendo will not have funds to continue or complete development of any remaining Crescendo Products. It is not likely that Crescendo would be able to raise any additional funds during the period when ALZA's Purchase Option is outstanding, because of the existence of such option. After the expiration of the Purchase Option, if it is not exercised, Crescendo's ability to obtain additional funding will be subject to the perception of those investors with funds available, or the public markets, of the value of Crescendo's portfolio.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     The financial market risks related to changes in interest rates are described in Part II, Item 7A, Quantitative and Qualitative
Disclosures about Market Risk, in Crescendo's Annual Report on Form 10-K for the year ended December 31, 1998.

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




                              Crescendo Pharmaceuticals Corporation



Date: November 12, 1999            By:     /s/ Gary L. Neil
                                   _________________________________
                                             Gary L. Neil
                                            President and
                                        Chief Executive Officer


Date: November 12, 1999            By:    /s/ David R. Hoffmann
                                   _________________________________
                                          David R. Hoffmann
                                          Vice President, Finance
                                            and Secretary


























                                 EXHIBIT INDEX



Exhibit

27    Financial Data Schedule