Form 10-K
period 1999-12-31
CRESCENDO PHARMACEUTICALS CORP
filed 2000-03-29
CIK 1042138

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K

  X        Annual  Report  Pursuant to Section 13 or  15(d)  of  the
     Securities  Exchange  Act of 1934 for  the  fiscal  year  ended
     December 31, 1999

                   Commission File Number 0-22927

               CRESCENDO PHARMACEUTICALS CORPORATION
       (Exact name of registrant as specified in its charter)

               Delaware                         77-0460388
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)             Identification No.)

  2000 Charleston Road, Mountain View, California           94039
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (650) 564-5600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Class A
Common Stock

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 2000: $90,975,844

Number of shares outstanding of each of the registrant's classes of common stock as of March 13, 2000:

     Class A Common Stock, $.01 par value 4,871,273 shares
     Class B Common Stock, $1.00 par value 1,000 shares

                 DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12 and 13 of Part III are incorporated by reference to the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on May 18, 2000




			 CRESCENDO PHARMACEUTICALS CORPORATION
                     Annual Report on Form 10-K
                for the fiscal year ended December 31, 1999

                          TABLE OF CONTENTS


                                                            Page
PART I

Item 1. Business                                            3-13
Item 2. Properties                                            13
Item 3. Legal Proceedings                                     13
Item 4. Submission of Matters to a Vote of Security Holders   13

        EXECUTIVE OFFICERS OF THE REGISTRANT                  14

PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters                                   15
Item 6. Selected Financial Data                               16
Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                16-19
Item 7a.Quantitative and Qualitative Disclosures About
        Market Risk                                        19-20
Item 8. Financial Statements and Supplementary Data        21-36
Item 9. Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure                   37

PART III

Item 10.Directors and Executive Officers of the Registrant    37
Item 11.Executive Compensation 37
Item 12.Security Ownership of Certain Beneficial Owners and
        Management                                            37
Item 13.Certain Relationships and Related Transactions        37

PART IV

Item 14.Exhibits, Financial Statement Schedules and Reports
        on Form 8-K.                                       38-39

        Signatures                                            40



                               PART I
Item 1.        Business

Notice Concerning Forward-Looking Statements

    Some of the statements made in this Form 10-K, including, without limitation, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking in nature. Forward-looking statements include but are not limited to statements that are not historical facts and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "possible" and similar terms. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within the control of Crescendo Pharmaceuticals Corporation ("Crescendo") including, without limitation, any possible future actions by ALZA Corporation ("ALZA"), and various risk factors; therefore, actual results may differ materially from those anticipated in any forward-looking statements. The significant risks related to Crescendo's business are those associated with product selection, technology and product development, clinical development, product manufacturing, regulatory clearance to market products, changes in the health care marketplace, patent and intellectual property matters, medical and market acceptance of products (including third party reimbursement), commercializing products (including competition), conflicts of interest between ALZA and Crescendo and the risk of a lack of funds available to complete the development of Crescendo Products (as defined below).

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

    On September 30, 1997, ALZA distributed all of the then outstanding shares of Crescendo Class A Common Stock (the "Crescendo Shares"), a total of 4,965,470, to the holders of ALZA's common stock and ALZA's convertible subordinated debentures. Crescendo
Shares are traded on The Nasdaq Stock Market-Registered Trademark- under the symbol "CNDO." In connection with the distribution, ALZA contributed $300 million in cash to Crescendo, which will be used primarily to fund the development of Crescendo Products. In addition, at the time of the distribution, Crescendo and ALZA entered into a number of agreements, including a Development Agreement, Technology License Agreement, License Option Agreement and Services Agreement, discussed under "Arrangements with ALZA" below. ALZA holds all 1,000 shares of Crescendo Class B Common Stock.

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

    Under the Development Agreement, Crescendo initially agreed to fund the development of seven products (the "Initial Products"). As of December 31, 1999, three of the seven Initial Products (OROS-Registered Trademark-oxybutynin, DUROS-Registered Trademark-leuprolide and OROS-Registered Trademark-methylphenidate) remained in active development and/or had been licensed by ALZA. See "Disclosed Products in Development" below.

    All technology developed or otherwise obtained pursuant to the Development Agreement ("Developed Technology") is owned by ALZA, subject to Crescendo's right to use such technology in Crescendo Products. ALZA will pay Crescendo a royalty equal to 1% of net sales of products, other than Crescendo Products, that use any patented Developed Technology.

     TECHNOLOGY LICENSE AGREEMENT. Crescendo and ALZA have a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop the Crescendo Products, to conduct related activities, and to commercialize Crescendo Products. In exchange for the license to use existing ALZA technology relating to the Initial Products, Crescendo pays a technology fee (the "Technology Fee") to ALZA, payable monthly over a period of three years, in the amount of $1 million per month for the first 12 months following the distribution of Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month for the next 12 months (beginning in September 1999). The Technology Fee is payable through August 2000, so long as at least one of the Initial Products is being developed by Crescendo and/or is licensed by ALZA pursuant to the License Option (described below). The Technology Fee is included in research and development expenses.

    LICENSE OPTION AGREEMENT. Pursuant to a License Option Agreement entered into by Crescendo and ALZA, Crescendo has granted ALZA an option to acquire a license to each Crescendo Product (the "License Option"). The License Option for any Crescendo Product is exercisable on a country-by-country basis at any time until (i) with respect to the United States, 30 days after clearance by the United States Food and Drug Administration ("FDA") to market such Crescendo Product in the United States and (ii) with respect to any other country, 90 days after the earlier of (a) clearance by the appropriate regulatory agency to market the Crescendo Product in such country and (b) clearance by the FDA to market the Crescendo Product in the United States. The License Option will expire, to the extent not previously exercised, 30 days after the expiration of ALZA's option to purchase all of the outstanding Crescendo Shares (See "Purchase Option" below). If and to the extent the License Option is exercised as to any Crescendo Product, ALZA acquires a perpetual, exclusive license (with the right to sublicense) to develop, make, have made and use the licensed product, and to sell and have sold the licensed product in the country or countries as to which the License Option is exercised.

   LICENSE AGREEMENT. Under the License Agreement for each licensed product (a form of which is attached to the License Option Agreement), ALZA will make payments to Crescendo with respect to the licensed product equal to 1% of net sales of the licensed product by ALZA and its sublicensees, distributors and marketing partners, plus an additional 0.1% of such net sales for each full $1 million of Development Costs of the licensed product that have been paid by Crescendo, not to exceed 2.5% of net sales in the first year a licensed product is sold in a major market country, and not to exceed 3% for the following two years. ALZA has the right to buy out Crescendo's right to receive payments for any or all licensed products on a country-by-country or global basis in accordance with a formula set forth in the License Agreement. ALZA has exercised its option to obtain worldwide licenses to two of the Initial Products, OROS oxybutynin and DUROS leuprolide. See "Licensed Products" below.

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

    At December 31, 1999, Crescendo had $80.8 million of Available Funds remaining.

    SERVICES AGREEMENT. Crescendo and ALZA have a Services Agreement pursuant to which ALZA provides certain administrative services, including accounting and legal services, to Crescendo. Specified charges for such services are generally intended to allow ALZA to recover its direct costs of providing the services, including fully-allocated overhead, plus all out-of-pocket costs and expenses, but without any profit (i.e, ALZA's fully-burdened cost). The Services Agreement originally had a one-year term and is renewed automatically for successive one-year terms during the term of the Development Agreement, unless terminated by Crescendo at any time upon 60 days' written notice.

Disclosed Products in Development

The disclosed products currently in active development by ALZA for Crescendo are described below:

     - OROS oxybutynin - The OROS oxybutynin product, for the treatment of overactive bladder with symptoms including urge urinary incontinence, urgency and frequency, was approved for marketing by the FDA on December 16, 1998. Phase IV clinical studies of the product are continuing. See "Licensed Products" below.

     - DUROS leuprolide - The DUROS leuprolide product is a small osmotically-driven implantable system designed to deliver leuprolide continuously for up to 12 months to provide palliative treatment of advanced prostate cancer. The product was approved for marketing by the FDA on March 3, 2000. See "Licensed Products" below. Phase IV clinical trials of the product are ongoing.

     - OROS-Registered Trademark- methylphenidate - The OROS methylphenidate product is a once-daily treatment for Attention
Deficit Disorder/Attention Deficit Hyperactivity Disorder ("ADD/ADHD"). During the third quarter of 1999, the FDA filed the NDA for the product. Clinical trials of the product are ongoing.

     -    E-TRANS-Registered Trademark- fentanyl (acute pain)-
Crescendo is funding the continued development of an E-TRANS fentanyl product for the patient-controlled treatment of acute pain. The product had been in development by ALZA for Janssen Pharmaceutica, Inc. (together with its affiliates, "Janssen") until the end of 1999, when Janssen determined that it would no longer fund the development program. Phase I and II, and some Phase III, clinical trials have already been conducted on more than 1,000 patients and healthy volunteers and additional Phase III clinical trials are planned later this year.

     ALZA and Crescendo also have, in early development, an E-TRANS fentanyl product for the treatment of chronic and break-through pain. Because ALZA and Crescendo are now concentrating on the development of the acute pain product, development of the chronic pain product is being continued only on a limited basis. ALZA and Janssen have an agreement pursuant to which Janssen has an option, until a specified date, to take over funding the continued development of the product and to commercialize the product worldwide. If Janssen does not exercise its option, Crescendo has the right to continue the development of the product with ALZA.

   On ALZA's recommendation, Crescendo has ceased funding further development of four of the seven Initial Products.

Licensed Products

   On December 16, 1998, the FDA approved the OROS oxybutynin product for marketing in the United States. The product is the first and only once-a-day treatment for overactive bladder approved for marketing in the United States. Also on December 16, 1998, ALZA exercised its option to obtain a worldwide license to OROS oxybutynin from Crescendo and announced a commercialization agreement with Sanofi-Synthelabo, under which Sanofi-Synthelabo has rights to market the product in Europe, after obtaining regulatory approval. ALZA launched the product in the United States under the trade name Ditropanr XL on February 1, 1999. Under the terms of the license agreement between Crescendo and ALZA, Crescendo receives payments from ALZA based on worldwide net sales of the product. For the first three years the rate is 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 5.5% and 6.5%, based on the Development Costs to date and future anticipated Development Costs to be paid by Crescendo. Crescendo's revenue for 1999 included product payments of approximately $2.4 million based on net sales of Ditropan XL. On January 1, 2000, the payment rate increased from 2.5% to 3.0%.

   On March 3, 2000, the FDA approved DUROS leuprolide for marketing in the United States. The product, which ALZA named ViadurT, is the first to incorporate ALZA's DUROS-Registered Trademark-implant technology. Also on March 3, 2000, ALZA exercised its option to obtain a worldwide license to DUROS leuprolide from Crescendo. ALZA is currently conducting its scale-up activities for the commercial manufacture of the product. Under the terms of the license agreement between Crescendo and ALZA, Crescendo will receive payments from ALZA based on worldwide net sales of the product. For the first three years the rates will be 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 7.5% and 8.5%, based on the Development Costs to date and future anticipated Development
Costs to be paid by Crescendo.

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

     - Sufficiency of Funding - Crescendo's initial $300 million of capital was contributed by ALZA. At December 31, 1999, Crescendo had $80.8 million of Available Funds remaining. ALZA has no obligation to contribute additional funds. There can be no assurance that Crescendo will have sufficient funds to complete the development of the Crescendo Products. See "Risks Associated with Crescendo's Relationship with ALZA" below.

     - Inability to Raise New Capital - Crescendo most likely would not be able to raise additional capital or borrow funds before ALZA's Purchase Option is exercised or expires. If the Purchase Option expires unexercised, there will remain considerable risk that Crescendo could not raise sufficient funds to continue to develop its products.

For risks associated with regulatory clearances and pricing approvals, see "Governmental Regulation" below.

     - PRODUCT MANUFACTURING AND MARKETING RISKS. Even if Crescendo Products are developed and receive necessary regulatory clearances and approvals, there can be no assurance that the Crescendo Products can be successfully manufactured or marketed. There are numerous risks associated with the manufacturing and marketing of pharmaceutical products, including the following:

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

     - Changes in the Pharmaceutical Marketplace - Because it takes many years to bring a pharmaceutical product to market, it is possible that the competitive environment could change during the period when a Crescendo Product is in development. For example, because of changes in the marketplace, a Crescendo Product could have less commercial potential than was anticipated when the product was conceived and development was initiated. In such an event, ALZA may not consider the product attractive for commercialization, and Crescendo may have expended substantial funds to develop a product that ALZA may not license and that may not be sufficiently attractive to third parties.

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

     -    Limitation on Crescendo's Market Value - So long as the
Purchase Option is exercisable, the market value of Crescendo
Class A Common Stock will be limited by the formula setting forth the Purchase Option exercise price in Crescendo's Restated
Certificate of Incorporation.

Governmental Regulation

     Under the United States Food, Drug and Cosmetic Act, "new drugs" must obtain clearance from the FDA before they lawfully can be marketed in the United States. Applications for marketing clearance must be based on extensive clinical and other testing, the cost of which is very substantial. Approvals (sometimes including pricing approvals) are required from health regulatory authorities in foreign countries, before marketing of pharmaceutical products may commence in those countries. Requirements for approval may differ from country to country, and can involve additional testing. There can be substantial delays in obtaining required clearances from both the FDA and foreign regulatory authorities after applications are filed. Even after clearances are obtained in countries that require pricing approvals, further delays may be encountered before the products become commercially available.

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

     In the United States, patents are generally granted for specified periods of time. Some of ALZA's earlier patents covering various aspects of certain ALZA technology licensed to Crescendo, particularly the OROS dosage form, have expired, or will expire, over the next several years; however, ALZA technology is generally covered by multiple patents. If a Crescendo Product were not covered by ALZA patents, third parties would be able to market the identical product without payment to Crescendo.

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

Competition

     It can be expected that all or most of the Crescendo Products will face competition from different chemical or other agents intended for treatment of the same indication. In addition, all Crescendo Products are likely to face competition both from traditional formulations of drugs and from advanced delivery systems being developed by others. ALZA undertakes client-sponsored product development activities with major pharmaceutical companies in addition to its activities on behalf of Crescendo. Such client-sponsored activities may involve the development of products that compete directly with Crescendo Products. In addition, ALZA may itself, without Crescendo funds, develop products using ALZA's drug delivery technology that compete directly with Crescendo Products.

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

     The health care industry has continued to change rapidly as the public, government, medical practitioners and the pharmaceutical industry focus on ways to expand medical coverage while controlling the growth in health care costs. The growth of managed care organizations and the resulting pressures for cost-containment in the United States health care system are expected to continue to put pressures on the prices charged for pharmaceutical products. Prescription drug reimbursement practices and the growth of managed care organizations, pharmaceutical benefit management groups and group buying organizations, as well as generic and therapeutic substitution (substitution of a different product for the same indication), could adversely affect Crescendo's business. It is expected that the United States Congress will continue to review and consider various proposals that could have the effect of requiring large discounts on the prices that pharmaceutical companies can charge for products for Medicare participants. A number of states are also considering this type of legislation. It is not clear whether, or when, any of these proposals might be adopted.

Revenues and Net Loss

     Revenues, consisting of net interest and investment income earned on invested funds, and product payments, referred to as royalty revenue in Crescendo's financial statements, were approximately $9.8 million in 1999, as compared with approximately $13.9 million in 1998. For the period from inception (June 26, 1997) through December 31, 1997, revenues were approximately $4.1 million. For the period from inception (June 26, 1997) through December 31, 1999, revenues were approximately $27.8 million. Revenues for the year ended December 31, 1999 included product payments of approximately $2.4 million resulting from sales by ALZA of Ditropan XL. ALZA launched the product in the United States on February 1, 1999. Under the terms of ALZA's License Agreement with Crescendo for Ditropan XL, the product payment rate for Ditropan XL for 1999 was 2.5% of net sales. On January 1, 2000, the rate was increased to 3% of net sales and is expected to increase to approximately 5.5% to 6.5% of net sales on January 1, 2002.

     Crescendo reported a net loss for the year ended December 31, 1999 of approximately $88.4 million or $17.89 per share, as compared with approximately $95.8 million or $19.29 per share for the year ended December 31, 1998. For the period from inception (June 26,
1997) through December 31, 1997, Crescendo reported a net loss of approximately $28.4 million or $11.33 per share. For the period from inception (June 26, 1997) through December 31, 1999, Crescendo reported a net loss of approximately $212.7 million or $47.62 per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Research and Development Expenses

     Crescendo incurred research and development expenses of approximately $97.7 million and approximately $106.0 million for the years ended December 31, 1999 and 1998, respectively. For the period from inception (June 26, 1997) through December 31, 1997, research and development expenses were approximately $32.3 million. For the period from inception (June 26, 1997) through December 31, 1999, Crescendo recorded research and development expenses of approximately $235.9 million. These expenses related primarily to development of Crescendo Products through December 31, 1999 and the payment of the Technology Fee in an amount equal to $6.7 million, $10.7 million and $4.0 million, for the years ended December 31, 1999 and 1998 and for the period from inception (June 26, 1997) through December 31, 1997, respectively. The Technology Fee was $21.4 million from inception (June 26, 1997) through December 31, 1999. The Technology Fee will be $333,000 each month through August 2000, so long as there are not fewer than two of the Initial Products which are being developed and/or have been licensed by ALZA. The Technology Fee is no longer payable after August 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Employees

     On December 31, 1999, Crescendo had one employee, Dr. Gary L. Neil, its President and Chief Executive Officer. Other administrative services are currently provided to Crescendo by ALZA. See "Arrangements with ALZA -Services Agreement" above.

Item 2.   Properties

       Crescendo's corporate offices, which are leased from ALZA, are located in Mountain View, California. Crescendo does not own any facilities.

Item 3.   Legal Proceedings

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       None.

                EXECUTIVE OFFICERS OF THE REGISTRANT

                                 Position(s) with Registrant and
                                    Principal Occupations for
      Name              Age              Past Five Years
______________________________________________________________________

Gary L. Neil, PhD        59   President and Chief Executive Officer
                            	 of Crescendo(since September 1997);
                             	President and Chief Executive Officer of
                             	TDC (1993 to September 1997); Executive
                            	 Vice President, Wyeth-Ayerst Research(1990
                         	    to 1993).

David R. Hoffmann*       55   Vice President, Finance and Secretary
                             	of Crescendo(since June 1997); Vice
                             	President and Treasurer of ALZA(since
                             	1994); other positions with ALZA, including
                             	Vice President, Finance and Vice President and Controller(since 1976).

Suzanne C. Martin*       50   Vice President, Research and
                             	Development of Crescendo(since June 1997);
                             	Vice President, Program Management of
                             	ALZA(since 1994); other positions with
                             	ALZA, including Executive Director, Project
                              Management and Senior Director of Research
                             	and Development Administration (since
                             	1988).

* Mr. Hoffmann and Ms. Martin are employees of ALZA who provide services to Crescendo under its agreements with ALZA. They do not receive compensation from Crescendo.

                            PART II

Item 5.Market for Registrant's Common Equity and Related
       Stockholder Matters

     Crescendo Class A Common Stock is traded on The Nasdaq Stock Marketr under the symbol "CNDO". Crescendo Class B Common Stock is not publicly traded. As of March 14, 2000, there were approximately 4,737 holders of record of Crescendo Class A Common Stock and one holder of Crescendo Class B Common Stock. Crescendo has not paid any dividends on its Common Stock. Crescendo's Restated Certificate of Incorporation prohibits the payment of dividends with Available Funds.

     The quarterly high and low closing sales prices of Crescendo
Class A Common Stock for 1999 and 1998 as quoted on The Nasdaq Stock Marketr were as follows:

                         1999                   1998

                    High        Low       High         Low
_________________________________________________________________

First Quarter     $16 5/16     $13 1/2    $12 7/8    $11 1/2

Second Quarter     17 1/2       14 3/16    13 5/8     12 1/4

Third Quarter      18 1/2       17 1/8     13 3/16    12 1/4

Fourth Quarter     18 3/4       17 7/16    13 7/8     12 1/4

     In July 1997, Crescendo sold 100 shares of Common Stock, par value $1.00, to ALZA at a purchase price of $10 per share. On September 4, 1997, the 100 shares of Common Stock were converted into 1,000 shares of Class B Common Stock, $1.00 par value. On September 29, 1997, Crescendo sold 4,965,470 shares of Class A Common Stock, $.01 par value, to ALZA at a purchase price of $300 million. On September 30, 1997, ALZA distributed all of the outstanding shares of Class A Common Stock to its stockholders and the holders of its convertible subordinated debentures. The sales of Class A Common Stock and of Common Stock (now Class B Common Stock) to ALZA were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The proceeds from such sales are being used to fund Crescendo's operations, primarily its activities under the Development Agreement with ALZA and the Technology Fee.




Item 6.Selected Financial Data (in thousands, except per share amounts)

                                   		 Periods from inception
                     			 Years ended         (June 26, 1997)to
                         December 31,           December 31,
                	     1999       1998        1997        1999
____________________________________________________________________
Revenues:
 Net interest and
  investment income    $7,439    $13,912     $ 4,083     $25,434
 Royalty revenue        2,385        -           -         2,385
                    				_____	    ______	     _____	    ______
    Total revenues      9,824     13,912       4,083      27,819

Loss before taxes     (89,447)   (93,370)    (28,441)   (211,258)

Income taxes           (1,004)     2,425           -       1,421

Net loss              (88,443)   (95,795)    (28,441)   (212,679)

Net loss per share     (17.89)    (19.29)     (11.33)     (47.62)

Total assets           98,069    193,911     286,587


Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Revenues, consisting of net interest and investment income earned on invested funds, and royalty revenue, were approximately $9.8 million for 1999, as compared with approximately $13.9 million for 1998. For the period from inception (June 26, 1997) through December 31, 1997 revenues were approximately $4.1 million. For the period from inception (June 26, 1997) through December 31, 1999 revenues were approximately $27.8 million. Revenue for the year ended December 31, 1999 included product payments of approximately $2.4 million resulting from sales by ALZA of Ditropan XL. ALZA launched the product in the United States on February 1, 1999.
Under the terms of ALZA's License Agreement with Crescendo for Ditropan XL, the product payment rate for 1999 was 2.5% of net sales. On January 1, 2000, the rate was increased to 3% of net sales and it is expected to increase to approximately 5.5% to 6.5% of net sales on January 1, 2002.

     As Crescendo's funds are used under the Development Agreement and to pay the Technology Fee, lower cash balances are available for investment and, therefore, interest and investment income has been decreasing and is expected to continue to decrease. Royalty revenue is expected to increase if sales of Ditropan XL continue at current or higher than current levels, due to the increase in the product payment rate from 2.5% to 3.0% of net sales on January 1, 2000. In addition, if any other Crescendo Product is launched, Crescendo will receive product payments on net sales of such product. Under the License Agreement for each such product, product payment rates will be 2.5% for the first year of net sales, 3.0% for the following two years, and thereafter as determined by a formula based on Development Costs paid by Crescendo for the relevant product. See "Arrangements with ALZA-License Agreement" above. Overall, Crescendo's total revenues are expected to decline since royalty revenue increases, if any, are not anticipated to exceed the continued decreases in interest and investment income in 2000.
There can be no assurance that revenue relating to commercialized Crescendo Products will be sufficient in the future to support Crescendo's operations once Available Funds are exhausted, that Crescendo Products under development will receive regulatory clearance or that any Crescendo Product licensed by ALZA will be successfully commercialized.

     Crescendo incurred research and development expenses of approximately $97.7 million for the year ended December 31, 1999, as compared with approximately $106.0 million for the year ended December 31, 1998. For the period from inception (June 26, 1997) through December 31, 1997, research and development expenses were approximately $32.3 million. The decrease in research and development expenses from 1998 to 1999 is primarily related to a reduction in spending under the development programs for DUROS leuprolide and OROS methylphenidate in the second half of 1999 following the filing of the NDAs for both products. For the period from inception (June 26, 1997) through December 31, 1999, Crescendo recorded research and development expenses of approximately $235.9 million. These expenses related primarily to development of Crescendo Products through December 31, 1999 and the payment of the Technology Fee in an amount equal to $6.7 million, $10.7 million, and $4.0 million for the years ended December 31, 1999 and 1998, and for the period from inception (June 26, 1997) through December 31, 1997, respectively ($21.4 million from inception (June 26, 1997) through December 31, 1999). The Technology Fee will be $333,000 each month through August 2000, so long as at least one of the Initial Products is being developed and/or is licensed by ALZA. The Technology Fee is no longer payable after August 2000.

     Crescendo's research and development expenses are expected to continue at approximately current levels in 2000, although quarterly fluctuations may occur. As of December 31, 1999, Crescendo had $80.8 million of Available Funds which have not been expended under the Development Agreement. Crescendo expects to exhaust Available Funds during the second half of the year 2000. How quickly Available Funds are expended, and the levels of Crescendo's research and development expenses, will depend upon the progress of Crescendo Products currently in development, and the development costs of any future Crescendo Products proposed by ALZA and accepted for development by Crescendo.

     General and administrative expenses for 1999 were approximately $1.6 million, as compared with $1.3 million for 1998 and $0.2 million for the period from inception (June 26, 1997) to December 31, 1997, respectively. For the period from inception (June 26, 1997) through December 31, 1999, general and administrative expenses were approximately $3.1 million. Expenses incurred by Crescendo under its Services Agreement with ALZA were approximately $232,000 in 1999, as compared with $224,000 in 1998 and $42,000 for the period from inception (June 26, 1997) through December 31, 1997. Crescendo accrues on a monthly basis these expenses, which include
(i) third party direct expenses paid by ALZA on behalf of Crescendo;
(ii) actual salaries, including benefits, of ALZA's personnel performing services for Crescendo, and (iii) ALZA's standard administrative overhead charge calculated as a percent of salaries. It is expected that general and administrative expenses will remain at approximately current levels in 2000.

          The results of operations of Crescendo currently reflect primarily interest and investment income on the funds contributed by AZLA, royalty revenue received from ALZA, and research and development expenses related to development of Crescendo Products and the Technology Fee. The relative contribution to Crescendo's revenues from royalty revenue is expected to increase as interest and investment income continues to decrease. Crescendo's net loss for 1999 was $88.4 million or $17.89 per share, as compared with $95.8 million, or $19.29 per share for 1998, and $28.4 million, or $11.33 per share from inception (June 26, 1997) through December 31, 1997. The net loss from inception (June 26, 1997) through December 31 1999 was $212.7 million, or $47.62 per share. Crescendo is expected to continue to record significant net losses for at least the remainder of 2000 as product development expenses under its agreements with ALZA are expected to continue to exceed income.

Impact of Year 2000

     In prior years, Crescendo discussed the nature and progress of its plans to become Year 2000 compliant. Crescendo experienced no significant disruptions in its internal systems or that of its third party systems at the Year 2000 date change. Crescendo did not incur any material costs in connection with its Year 2000 assessment. Crescendo is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or with its third party systems. Crescendo will continue to monitor it critical computer applications and those of its vendors, contractors (including ALZA for administrative functions under the Services Agreement and for contractual research and development), U.S. government agencies, and its investment managers throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

     At December 31, 1999, Crescendo had cash, cash equivalents and short-term investments and long-term investments of approximately $93.1 million. As Crescendo's funds continue to be utilized under the Development Agreement and to pay the Technology Fee to ALZA, increasingly lower cash balances will be available for investment.

    Based on anticipated spending levels for the continued development of all Crescendo Products currently under development, it is expected that Crescendo's funds for product development will be exhausted during the second half of the year 2000. At that time, product development funding by Crescendo will cease. However, several factors could impact the level and timing of Crescendo funding, including the addition of any new Crescendo Products proposed by ALZA and accepted for development by Crescendo, the discontinuation of the development of any Crescendo Products, any commercial arrangements between ALZA and other companies which would cause ALZA to exercise its License Option with respect to any Crescendo Product and take over the funding of product development, any change in the number of projects advancing to or continuing in later stages of development or any adjustments in the rate of spending on Crescendo Products currently in development.

    When Crescendo's Available Funds are nearly exhausted, which is anticipated to occur during the second half of the year 2000, certain critical timetables will be triggered. First, ALZA's Purchase Option will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Crescendo's Available Funds which have not been expended under the Development Agreement, accompanied by a report of Crescendo's independent auditors. In addition, ALZA has the right, for 30 days after expiration of the Purchase Option, to license any or all Crescendo Products which have not yet been licensed, on a product-by-product and country-by-country basis. ALZA is under no obligation to exercise the Purchase Option, or the License Option with respect to any or all Crescendo Products, and will do so only if ALZA determines that it is in the best interests of ALZA and its stockholders at the time the decision is made. In the event that ALZA does not exercise the Purchase Option, or the License Option for all Crescendo Products, after Available Funds are exhausted, Crescendo will not have funds to continue or complete development of any remaining Crescendo Products. It is not likely that Crescendo would be able to raise any additional funds during the period when ALZA's Purchase Option is outstanding, because of the existence of such option. After the expiration of the Purchase Option, if it is not exercised, Crescendo's ability to obtain additional funding will be subject to the perception of those investors with funds available, or the public markets, of the value of Crescendo's portfolio.

    The Board of Directors of Crescendo has initiated activities to establish a contingency plan for the continued operations of Crescendo in the event that ALZA chooses not to exercise the Purchase Option. Possible actions under the contingency plan, which could be implemented individually or in combination, include the sale or license of Crescendo Products for which ALZA has not exercised its License Option, either worldwide or for countries for which ALZA has not exercised its option; the sale of Crescendo's rights to future payments with respect to Crescendo Products licensed by ALZA; and the sale of Crescendo's rights to future payments from ALZA with respect to the Developed Technology. Once the contingency plan is established, Crescendo's Board will review the plan on a regular basis. In the event that ALZA does not exercise the Purchase Option, there can be no assurance that the contingency plan will result in returns to Crescendo stockholders.

    The Board has the right, under its agreements with ALZA, to take necessary steps to cease development funding and maintain a cash reserve of up to $2.0 million to ensure Crescendo's ability to meet its operating cash needs through at least 2000.

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

The table below presents principal amounts and related weighted-average interest rates by year of maturity for Crescendo's investment portfolio and debt obligations:

             		2000     2001    2002    2003   Thereafter   Total   Fair Value
_______________________________________________________________________________________
(in millions)
Cash equivalents
 Fixed Rate
  Securities   		$53.6                                         $53.6    $53.7
 Average Rate 	 	  5.37%                                         5.37%

Short-term Investments
 Fixed Rate
  Securities   		$ 6.9                                     	   $ 6.9     $ 7.0
 Average Rate     	5.63%                                         5.63%

Long-term Investments
 Fixed Rate
  Securities  	   	  -     $2.1   $29.9    $0.2    $  -         $32.2     $31.4
 Average Rate         -     5.44%   6.92%   6.00%      -          6.82%

Total Investments
 Fixed Rate
  Securities    		$60.5    $2.1    $29.9     $0.2    $  -       $92.7     $92.1
 Average Rate       5.40%   5.44%    6.92%    6.00%      -        5.89%



Item 8.   Financial Statements and Supplementary Data

                Crescendo Pharmaceuticals Corporation
                    (a development stage company)

                       Statement of Operations
              (in thousands, except per share amounts)


                                              	Periods from inception
                              Years ended      	 (June 26, 1997) to
                            	December 31,          December 31,
                           	1999      1998         1997      1999
_______________________________________________________________________
Revenues:
  Net interest and
    investment income        	$7,439    $13,912   $4,083    $25,434
  Royalty revenue
    from ALZA Corporation
    (a related party)        	 2,385         -         -      2,385
                             _______  ________  ________   ________
     Total revenues     	      9,824    13,912     4,083     27,819

Expenses:
  Research and development
   performed under contract
   with ALZA Corporation
   (a related party)          97,692   105,966    32,279    235,937

  General and
    	administrative         		 1,579     1,316       245      3,140
                            ________  ________  ________   ________
     Total expenses           99,271   107,282    32,524    239,077
                            ________  ________  ________   ________
Loss before taxes            (89,447)  (93,370)  (28,441)  (211,258)

Income taxes                  (1,004)    2,425         -      1,421
                            ________  ________  ________   ________
Net loss                    $(88,443) $(95,795) $(28,441) $(212,679)
=========================================================================
Net loss per common share

  Basic and Diluted         $ (17.89) $ (19.29) $ (11.33) $  (47.62)
=========================================================================

See accompanying notes.


                Crescendo Pharmaceuticals Corporation
                    (a development stage company)
                 (in thousands, except per share amounts)

            			             Balance Sheet

    	                                        December 31,
                                       1999             1998
__________________________________________________________________
ASSETS
Current assets:
  Cash and cash equivalents       $  54,682         $  54,326
  Short-term investments              6,989            57,410
  Interest receivable                   321             1,861
  Taxes receivable                    3,502                 -
  Accounts receivable
   (from ALZA Corporation
     a related party)                   707                 -
  Other current assets                  120               627
__________________________________________________________________

     Total current assets            66,321           114,224

Employee loan                           300               300
Long-term investments                31,448            79,387
__________________________________________________________________

     Total assets                 $  98,069         $ 193,911
==================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Payable to ALZA Corporation
  (a related party)               $  12,120         $  17,596
  Accrued liabilities                    97                77
__________________________________________________________________
     Total current liabilities       12,217            17,673

Stockholders' equity:
  Class A Common Stock,
   $0.01 par value, 6,000
   shares authorized; 4,909
   and 4,965 shares issued
   and outstanding at
   December 31, 1999 and 1998,
   respectively                          49                50
  Class B Common Stock,
   $1.00 par value, 1 shares
   authorized, issued and
   outstanding                            1                 1
  Additional paid-in capital        298,951           299,949
  Accumulated other comprehensive
   income (loss)                       (470)              474
  Deficit accumulated during
   development stage               (212,679)         (124,236)
___________________________________________________________________

     Total stockholders' equity      85,852           176,238
___________________________________________________________________

     Total liabilities and
       stockholders' equity       $  98,069         $ 193,911
===================================================================

See accompanying notes.

                         Crescendo Pharmaceuticals Corporation
                               (development stage company)
                           Statement of Stockholders' Equity
               (in thousands, except number of shares and per share amounts)

                                              		    				DEFICIT
                                    		   		ACCUMULATED 	ACCUMULATED
                		   CLASS A   CLASS B   ADDITIONAL   OTHER			DURING            TOTAL
                	         COMMON    COMMON    PAID-IN  	COMPREHENSIVE	DEVELOPMENT       STOCKHOLDERS'
               		   STOCK     STOCK     CAPITAL  	INCOME (LOSS)     STAGE			EQUITY
Issuance of 4,965,470
Shares of Class A
Common Stock
for approximately $60.42
per share for cash to
ALZA in September 1997     $ 50 	 $ -     $ 299,949   	 $ -  	   $      -    		$  299,999

Issuance of
Common Stock for
$10 per share for cash
to ALZA and its
subsequent conversion
in September 1997 into
1,000 shares of Class B
Common Stock                  -     1      	    -         -             -	               1

Comprehensive loss:
  Net loss                    -     -           -         -	  		    (28,441)       (28,441)
  Net change in
   unrealized loss on
   available-for-sale
   securities          	      -     -           -       (80)        			    -		         (80)

                                                        													    		          ________
  Total comprehensive
   loss                       -     -           -          -               -        (28,521)

				  ___________________________________________________________________________________
Balance,
December 31, 1997      	     50     1      299,949      (80)   		    (28,441)       271,479

Comprehensive loss:
  Net loss                    -     -            -         -    	    (95,795)       (95,795)
  Net change in
   unrealized gain on
   available-for-sale
   securities                 -     -            -      554          		    -         	  554

                                                    												       			                                     ________
  Total comprehensive
    loss           			                               			                             (95,241)

				_______________________________________________________________________________________

Balance,
December 31, 1998           50       1       299,949    474          (124,236)      176,238

Repurchase of Class
A Common Stock       		     (1)      -          (998)     -                -           (999)

Comprehensive loss:
  Net loss                    -      -             -      -           (88,443)      (88,443)
  Net change in
   unrealized loss on
   available-for-sale
   securities        		       -      -             -    (944)               -          (944)
                                                                                                    __________
  Total comprehensive
    loss                                                                                             (89,387)
				________________________________________________________________________________________
Balance,
December 31, 1999         $  49    $ 1    $  298,951   $(470)      $ (212,679)      $ 85,852
				_________________________________________________________________________________________


				 Crescendo Pharmaceuticals Corporation
                    		(a development stage company)

                     	  Statement of Cash Flows
       		  Increases (Decreases) in Cash and Cash Equivalents
                           (in thousands)

                                         				 Periods from inception
                            		    Years ended	         (June 26, 1997) to
                             		     December 31,    		December 31,
                          		   1999       1998     	   1997        1999
_______________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                        		 $(88,443)	$(95,795) 	$(28,441) 	$(212,679)

  Non-cash adjustments to reconcile
     net loss to net cash used in
     operating activities:
 (Increase) decrease in assets:
  Interest receivable            	    1,540 	    (894)       (967)	     (321)
  Taxes receivable              		   (3,502)      	 -           -	    (3,502)
  Accounts receivable from
   ALZA Corporation             		     (707)      	 -           -	      (707)
  Other current assets                		507      (517)	      (110)	     (120)
 Increase (decrease) in liabilities:
  Payable to ALZA Corporation 	      (5,476)	   2,528      15,068	    12,120
  Accrued liabilities          		        20       	37          40 	       97
________________________________________________________________________________________
 Total adjustments          		       (7,618)    1,154   	  14,031 	    7,567
________________________________________________________________________________________
  Net cash used in
   operating activities         		  (96,061)	 (94,641)    (14,410) 	 (205,112)
________________________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of available-for-sale
     securities                 		  (12,042)	(111,299)  	(105,319)   (228,660)
  Maturities of available-for-
    sale securities             		    5,000          -           -  	   5,000
  Sales of available-for sale
     securities                 		  104,458	   80,295	           -  	 184,753
  Employee loan, long-term    	       	  -         - 	        (300)      (300)
________________________________________________________________________________________
  Net cash provided by (used in)
     investing activities  		        97,416 	 (31,004)   	(105,619) 	 (39,207)
________________________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock to
   ALZA Corporation                   		 -          - 	   300,000     300,000
  Repurchase of common stock   	      (999)         -  		       -  	     (999)
________________________________________________________________________________________
  Net cash (used in) provided by
   financing activities       	       (999) 	      - 	    300,000  	  299,001
________________________________________________________________________________________
Net increase (decrease) in cash
  and cash equivalents           	     356   (125,645)	   179,971  	   54,682
________________________________________________________________________________________
Cash and cash equivalents
  at beginning of period        		  54,326    179,971           -           -
________________________________________________________________________________________
Cash and cash equivalents
  at end of period         	     $  54,682 	$  54,326   	$179,971 	  $ 54,682
=========================================================================================

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

    Crescendo incurred research and development expenses of approximately $97.7 million during 1999, $106.0 million during 1998, and $32.3 million for the period from inception (June 26, 1997) through December 31, 1997. Research and development expenses have totaled approximately $235.9 million for the period from inception (June 26, 1997) to December 31, 1999. Based on Crescendo's current rate of expenditures on Crescendo Products, it is expected that funds for product development will be exhausted during the second half of 2000 and product development by Crescendo will cease. When Available Funds are exhausted, ALZA's purchase option with respect to all of Crescendo's Class A Common Stock and option to license Crescendo Products on a product-by-product basis will be triggered, as described more fully in Note 4 below. The Board of Directors of Crescendo has initiated activities to establish a contingency plan for the continued operations of Crescendo in the event that ALZA chooses not to exercise the purchase option, and has the right, under its agreements with ALZA, to take necessary steps to cease development funding and maintain a cash reserve of up to $2 million to ensure Crescendo's ability to meet its operating cash needs through at least December 31, 2000.

Accounting for Revenues and Expenses

   At December 31, 1999, Crescendo's revenue consisted of interest and investment income and royalty revenue. Since the first quarter of 1999, Crescendo has accrued royalty revenue based on the net sales in the United States of one Crescendo Product licensed by ALZA. Royalties are recognized in the period in which earned(the period in which product sales are made by third parties from whom Crescendo receives, directly or indirectly, product royalties), based on information reported to Crescendo by ALZA.

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

Segment Information

     Effective January 1, 1998, Crescendo adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").
Crescendo has organized its business in one operating segment, since Crescendo's only business is to engage in pharmaceutical product development and related activities under its agreements with ALZA. At December 31, 1999, all of Crescendo's revenue was derived from its investments in the United States and from product payments on net sales in the United States.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133". As a result, Crescendo is required to adopt SFAS 133 in its fiscal year 2001. Crescendo believes the adoption of SFAS 133 will not have a material effect on its financial statements.

Note 2. Investments

     Crescendo has classified its entire investment portfolio, including cash and cash equivalents of approximately $54.7 million and $54.3 million at December 31, 1999 and 1998, respectively, as available-for-sale. Investments in the available-for-sale category are carried at fair market value with unrealized gains and losses recorded as a separate component of stockholders' equity. The cost of securities when sold is based upon specific identification. Realized gains for the years ended December 31, 1999 and 1998 were approximately $25,000 and $0.2 million, respectively. For the period from inception (June 26, 1997) through December 31, 1997, realized gains were not material.

     The following is a summary of Crescendo's investment portfolio (in thousands):

December 31, 1999               Available-for-Sale Securities
____________________________________________________________________
                                                       Estimated
                   Amortized   Unrealized  Unrealized    Fair
                      Cost       Gains       Losses     Value
____________________________________________________________________
U.S. Treasury
 securities and
 obligations of
 U.S. government
 agencies          $10,387     $     -     $(89)       $10,298

Collateralized
 mortgage
 obligations and
 asset backed
 securities         18,270           -     (280)        17,990

Corporate debt
 securities         16,983           -     (101)        16,882

Money market funds  46,928           -         -        46,928
____________________________________________________________________
                   $92,568     $     -     $(470)      $92,098


December 31, 1998               Available-for-Sale Securities
____________________________________________________________________
                                                       Estimated
                   Amortized   Unrealized  Unrealized    Fair
                      Cost       Gains       Losses     Value
____________________________________________________________________
U.S. Treasury
 securities and
 obligations of
 U.S. government
 agencies          $57,602      $  228     $   -       $57,380

Collateralized
 mortgage
 obligations and
 asset backed
 securities         32,364          85     (310)        32,139
Corporate debt
 securities         52,896         472         -        53,368

Money market funds  47,091           -            -     47,091
____________________________________________________________________
                   $189,953     $  785     $(310)      $190,428

   The amortized cost and estimated fair value of securities at December 31, 1999 and 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                               1999               1998
____________________________________________________________________
                                      Estimated            Estimated
                          Amortized     Fair    Amortized     Fair
                            Cost       Value      Cost       Value
____________________________________________________________________
Due in one year or less   $60,653    $60,649    $110,905   $111,041
Due after one year through
 three years               31,707     31,244     44,460      44,731
Due after three years
  through five years          208        205     34,588      34,656
____________________________________________________________________
                          $92,568    $92,098   $189,953    $190,428

Note 3. Stockholders' Equity

Common Stock Repurchase

     On May 27, 1999, Crescendo's board of directors announced a program under which Crescendo may purchase Crescendo Shares in the open market from time to time using product payments received by ALZA. As of December 31, 1999, Crescendo had purchased 57,272 Crescendo Shares under this program for approximately $1.0 million. The excess of the purchase price of the Crescendo Shares over their stated value has been reflected as a decrease in additional paid-in capital on the accompanying balance sheet. The board of directors has determined that the program will continue in the first quarter of 2000.


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

     The following table sets forth the computation of Crescendo's basic and diluted loss per share (in thousands, except per share amounts):


                             	                Periods from inception
                       	   Years ended          (June 26, 1997)to
                           December 31,          December 31,
                          1999      1998        1997        1999
_______________________________________________________________________
NUMERATOR:
Basic and Diluted
  Net loss              $ (88,443)  $(95,795)  $(28,441) $(212,679)

DENOMINATOR:
Basic and Diluted
  Weighted average shares
    outstanding             4,944     4,966       2,511     4,466
=======================================================================
Basic and Diluted
  net loss per share    $  (17.89) $ (19.29)  $  (11.33) $ (47.62)
=======================================================================

       The potentially dilutive effect of outstanding options to purchase 100,000 Crescendo Shares in the years ended December 31, 1999 and 1998, and for the periods from inception (June 26, 1997) through December 31, 1997 and 1999, were excluded from the diluted per share calculations as they would have been anti-dilutive for all periods.

Note 4. Arrangements with ALZA Corporation

    On September 29, 1997, ALZA contributed $300 million in cash to Crescendo. On September 30, 1997, all of the then outstanding Crescendo Shares (a total of 4,965,470 shares) were distributed to the holders of ALZA common stock and ALZA's convertible subordinated debentures. Crescendo Shares are traded on The Nasdaq Stock Market -Registered Trademark- under the symbol "CNDO." ALZA holds all 1,000 shares of Crescendo Class B Common Stock.

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

    Under the Development Agreement, Crescendo initially agreed to fund the development of seven identified products (the "Initial Products"). As of December 31, 1999, three of the seven Initial Products (OROS oxybutynin, DUROS leuprolide and OROS methylphenidate) remained in active development and/or had been licensed by ALZA. During the third quarter of 1999, the FDA filed the NDAs for DUROS leuprolide and OROS methylphendidate. For the years ended December 31, 1999 and 1998 and the period from inception (June 26, 1997) through December 31, 1997, Crescendo recorded research and development expenses of $97.7, $106.0 million and $32.3 million, respectively. For the period from inception (June 26, 1997) through December 31, 1999, Crescendo recorded research and development expenses of approximately $235.9 million. All periods include a Technology Fee paid by Crescendo to ALZA. These expenses related primarily to the development of the Crescendo Products.

   Crescendo and ALZA have a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo Products, to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the Initial Products, Crescendo pays a Technology Fee to ALZA, payable monthly over a period of three years, in the amount of $1 million per month for the first 12 months following the distribution of Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month for the next 12 months (beginning in September 1999). The Technology Fee will no longer be payable at such time as fewer than two of the Initial Products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the License Option (described below). Crescendo recorded a Technology Fee expense of $6.7 million, $10.7 million, and $4.0 million for the years ended December 31, 1999 and 1998, and for the period from inception (June 26, 1997) through December 31, 1997, respectively which is included in research and development expenses. Three of the seven Initial Products were in active development and/or had been licensed at December 31, 1999.

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

   In December 1998, ALZA exercised its option to obtain a worldwide license to OROS oxybutynin (Ditropan XL) from Crescendo. ALZA launched the product in the United States on February 1, 1999.
Under the terms of the license agreement between Crescendo and ALZA, Crescendo will receive payments from ALZA based on worldwide net sales of the product. For the first three years the rates will be 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 5.5% and 6.5%, based on the Development Costs of the product to date and future anticipated Development Costs to be paid by Crescendo. Royalty revenue for the year ended December 31, 1999 totaled approximately $2.4 million and was derived from net sales of Ditropan XL in the United States. In 1999, the royalty rate was 2.5% of net sales. Beginning on January 1, 2000 the rate will be increased to 3% of net sales.

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

   If the Purchase Option is exercised, the exercise price will be the greatest of:

 (a)(i) 25 times the actual payments made by or due from ALZA to Crescendo under the Development Agreement and the License Agreement for any product (and, in addition, such payments as would have been made by or due from ALZA to Crescendo if ALZA had not previously exercised its payment buy-out option with respect to any such payments) for the four calendar quarters immediately preceding the quarter in which the Purchase Option is exercised (provided, however, that for any product which has not been commercially sold during each of such four calendar quarters, the portion of the exercise price for such product will be 100 times the average of the quarterly payments made by or due from ALZA to Crescendo for each of such calendar quarters during which such product was commercially sold) less (ii) any amount