Form 10-K405/A
period 1999-12-31
CRESCENDO PHARMACEUTICALS CORP
filed 2000-04-13
CIK 1042138

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K/A
			          Amendment No.1

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

Licensed Products

   On December 16, 1998, the FDA approved the OROS oxybutynin product for marketing in the United States. The product is the first and only once-a-day treatment for overactive bladder approved for marketing in the United States. Also on December 16, 1998, ALZA exercised its option to obtain a worldwide license to OROS oxybutynin from Crescendo and announced a commercialization agreement with Sanofi-Synthelabo, under which Sanofi-Synthelabo has rights to market the product in Europe, after obtaining regulatory approval. ALZA launched the product in the United States under the trade name Ditropan-Registered Trademark-XL on February 1, 1999.
Under the terms of the license agreement between Crescendo and ALZA, Crescendo receives payments from ALZA based on worldwide net sales of the product. For the first three years the rate is 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 5.5% and 6.5%, based on the Development Costs to date and future anticipated Development Costs to be paid by Crescendo. Crescendo's revenue for 1999 included product payments of approximately $2.4 million based on net sales of Ditropan XL. On January 1, 2000, the payment rate increased from 2.5% to 3.0%.

   On March 3, 2000, the FDA approved DUROS leuprolide for marketing in the United States. The product, which ALZA named Viadur-Trademark-, is the first to incorporate ALZA's DUROS-Registered Trademark-implant technology. Also on March 3, 2000, ALZA exercised its option to obtain a worldwide license to DUROS leuprolide from Crescendo. ALZA is currently conducting its scale-up activities for the commercial manufacture of the product. Under the terms of the license agreement between Crescendo and ALZA, Crescendo will receive payments from ALZA based on worldwide net sales of the product. For the first three years the rates will be 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 7.5% and 8.5%, based on the Development Costs to date and future anticipated Development Costs to be paid by Crescendo.

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

Item 3.   Legal Proceedings

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       None.

                EXECUTIVE OFFICERS OF THE REGISTRANT

                                 Position(s) with Registrant and
                                    Principal Occupations for
      Name              Age              Past Five Years
______________________________________________________________________

Gary L. Neil, PhD        59   President and Chief Executive Officer
                              of Crescendo(since September 1997);
                             	President and Chief Executive Officer of
                             	TDC (1993 to September 1997); Executive
                              Vice President, Wyeth-Ayerst Research(1990
                             	to 1993).

David R. Hoffmann*       55   Vice President, Finance and Secretary
                             	of Crescendo (since June 1997); Vice
                             	President and Treasurer of ALZA (since
                             	1994); other positions with ALZA,
                              including	Vice President, Finance and
                             	Vice President and Controller(since 1976).

Suzanne C. Martin*       50   Vice President, Research and
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

                            PART II

Item 5.Market for Registrant's Common Equity and Related
       Stockholder Matters

     Crescendo Class A Common Stock is traded on The Nasdaq Stock Market-Registered Trademark- under the symbol "CNDO". Crescendo
Class B Common Stock is not publicly traded. As of March 14, 2000, there were approximately 4,737 holders of record of Crescendo Class A Common Stock and one holder of Crescendo Class B Common Stock.
Crescendo has not paid any dividends on its Common Stock. Crescendo's Restated Certificate of Incorporation prohibits the payment of dividends with Available Funds.

     The quarterly high and low closing sales prices of Crescendo
Class A Common Stock for 1999 and 1998 as quoted on The Nasdaq Stock Market-Registered Trademark-were as follows:

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

The table below presents principal amounts and related weighted-average interest rates by year of maturity for Crescendo's investment portfolio and debt obligations:

             		2000     2001    2002    2003   Thereafter   Total   Fair Value
_______________________________________________________________________________________
(in millions)
Cash equivalents
 Fixed Rate
  Securities   		$53.6                                         $53.6    $53.7
 Average Rate 	 	  5.37%                                         5.37%

Short-term Investments
 Fixed Rate
  Securities   		$6.9                                     	    $ 6.9     $7.0
 Average Rate   	 5.63%                                          5.63%

Long-term Investments
 Fixed Rate
  Securities 	   	  -      $2.1    $29.9    $0.2    $  -        $32.2     $31.4
 Average Rate       -       5.44%    6.92%   6.00%      -         6.82%

Total Investments
 Fixed Rate
  Securities 	 	$60.5      $2.1    $29.9     $0.2    $  -       $92.7     $92.1
 Average Rate  	  5.40%     5.44%    6.92%    6.00%      -        5.89%



Item 8.   Financial Statements and Supplementary Data

                Crescendo Pharmaceuticals Corporation
                    (a development stage company)

                       Statement of Operations
              (in thousands, except per share amounts)


                                            	Periods from inception
                           Years ended      	 (June 26, 1997) to
                         	December 31,          December 31,
                        	1999     1998         1997      1999
_______________________________________________________________________
Revenues:
  Net interest and
    investment income        	$7,439    $13,912   $4,083    $25,434
   Royalty revenue
    from ALZA Corporation
    (a related party)        	 2,385         -         -      2,385
                              _______  ________  ________   ________
     Total revenues    	       9,824     13,912    4,083     27,819

Expenses:
  Research and development
   performed under contract
   with ALZA Corporation
   (a related party)          97,692   105,966    32,279    235,937

  General and
 	administrative         	 1,579     1,316       245      3,140
                            ________  ________  ________   ________
     Total expenses           99,271   107,282    32,524    239,077
                            ________  ________  ________   ________
Loss before taxes            (89,447)  (93,370)  (28,441)  (211,258)

Income taxes                  (1,004)    2,425         -      1,421
                            ________  ________  ________   ________
Net loss                    $(88,443) $(95,795) $(28,441) $(212,679)
========================================================================
Net loss per common share

  Basic and Diluted         $ (17.89) $ (19.29) $ (11.33) $  (47.62)
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

                         Crescendo Pharmaceuticals Corporation
                               (development stage company)
                           Statement of Stockholders' Equity
               (in thousands, except number of shares and per share amounts)

                                              		    				                    DEFICIT
                                    		   		               ACCUMULATED  	    ACCUMULATED
                		       CLASS A   CLASS B   ADDITIONAL   OTHER	      		    DURING            TOTAL
           	             COMMON    COMMON    PAID-IN     	COMPREHENSIVE	    DEVELOPMENT       STOCKHOLDERS'
                		       STOCK     STOCK     CAPITAL  	   INCOME (LOSS)     STAGE		          	EQUITY
Issuance of 4,965,470
Shares of Class A
Common Stock
for approximately $60.42
per share for cash to
ALZA in September 1997     $ 50  	 $ -     $ 299,949     	 $ -         	     $     -    		$  299,999

Issuance of
Common Stock for
$10 per share for cash
to ALZA and its
subsequent conversion
in September 1997 into
1,000 shares of Class B
Common Stock                  -         1      	    -          -              	                 1

Comprehensive loss:
  Net loss                    -         -           -          -	  		    (28,441)         (28,441)
  Net change in
   unrealized loss on
   available-for-sale
   securities         	       -         -           -        (80)	     			    -		             (80)
                                                                 													    		      ________
  Total comprehensive
   loss                       -         -           -          -                               -           (28,521)

				  ___________________________________________________________________________________
Balance,
December 31, 1997      	     50        1      299,949        (80)     		 (28,441)          271,479

Comprehensive loss:
  Net loss                    -        -            -          -         (95,795)          (95,795)
  Net change in
   unrealized gain on
   available-for-sale
   securities                 -        -            -        554        		    -         	      554

                                                                      												       			    ________
  Total comprehensive
    loss                                     			                               			          (95,241)

				_______________________________________________________________________________________

Balance,
December 31, 1998            50    	  1       299,949        474	        (124,236)          176,238

Repurchase of Class
A Common Stock        		     (1)      -          (998)         -                -              (999)

Comprehensive loss:
  Net loss                     -      -             -          -          (88,443)           (88,443)
  Net change in
   unrealized loss on
   available-for-sale
   securities         		       -      -             -       (944)               -               (944)
                                                                                                    __________
  Total comprehensive
    loss                                                                                      (89,387)
				________________________________________________________________________________________
Balance,
December 31, 1999         $  49     $ 1    $ 298,951       $(470)       $ (212,679)          $ 85,852
				_________________________________________________________________________________________


				 Crescendo Pharmaceuticals Corporation
                    		(a development stage company)

                     	  Statement of Cash Flows
       		  Increases (Decreases) in Cash and Cash Equivalents
                           (in thousands)

                                               				 Periods from inception
                            		    Years ended	        (June 26, 1997) to
                           		     December 31,         		December 31,
                          		     1999     1998     	   1997        1999
_______________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                    		 $(88,443) 	$(95,795)  	$(28,441)	$(212,679)

  Non-cash adjustments to reconcile
     net loss to net cash used in
     operating activities:
 (Increase) decrease in assets:
  Interest receivable         	    1,540 	    (894)       (967)	     (321)
  Taxes receivable           		   (3,502)       	 -           -	   (3,502)
  Accounts receivable from
   ALZA Corporation          		     (707)      		 -           -	     (707)
  Other current assets             		507       (517) 	    (110)	     (120)
 Increase (decrease) in liabilities:
  Payable to ALZA Corporation 	   (5,476) 	   2,528      15,068	   12,120
  Accrued liabilities          		     20        	37          40        97
_______________________________________________________________________________
 Total adjustments           		   (7,618)     1,154 	    14,031     7,567
________________________________________________________________________________
  Net cash used in
   operating activities      		  (96,061) 	 (94,641)    (14,410)	 (205,112)
________________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of available-for-sale
     securities           	   	  (12,042) 	(111,299)  	(105,319)  (228,660)
  Maturities of available-for-
    sale securities       		       5,000         -           -   	   5,000
  Sales of available-for sale
     securities           		     104,458  	  80,295	         -   	 184,753
  Employee loan, long-term    		       -          - 	     (300)	      (300)
________________________________________________________________________________
  Net cash provided by (used in)
     investing activities  		     97,416   (31,004)	  (105,619)  	 (39,207)
________________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock to
   ALZA Corporation                		 -         -      300,000     300,000
  Repurchase of common stock       (999)        -         		 -  	     (999)
________________________________________________________________________________
  Net cash (used in) provided by
   financing activities       	    (999) 	      -    	 300,000  	  299,001
________________________________________________________________________________
Net increase (decrease) in cash
  and cash equivalents              356   (125,645)	   179,971	     54,682
_______________________________________________________________________________
Cash and cash equivalents
  at beginning of period     		  54,326    179,971         -           -
________________________________________________________________________________
Cash and cash equivalents
  at end of period      	     $  54,682  	$ 54,326   	$179,971  	  $54,682
===============================================================================

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

   Crescendo and ALZA have a Services Agreement pursuant to which ALZA provides certain administrative services, including accounting and legal services, to Crescendo. Specified charges for such services are generally intended to allow ALZA to recover direct costs including fully allocated overheads of providing the services, plus all out of pocket costs and expenses, but without any profit. The Services Agreement originally had a one year term and is renewed automatically for successive one year terms during the term of the Development Agreement, unless terminated by Crescendo at any time upon 60 days' written notice. General and administrative expenses incurred under this agreement for the years ended December 31, 1999 and 1998 and the period from inception (June 16, 1997) through December 31, 1997 were approximately $232,000, $224,000, and $42,000, respectively, and approximately $498,000 for the period from inception (June 26, 1997) through December 31, 1999. Crescendo accrues on a monthly basis these expenses, which include (i) third party direct expenses paid by ALZA on behalf of Crescendo; (ii) actual salaries, including benefits, of ALZA's personnel performing services for Crescendo; and (iii) ALZA's standard administrative overhead charge, calculated as a percent of salaries.

   At December 31, 1999, the amount payable to ALZA was approximately $12.1 million. This payable is comprised of approximately $11.9 million under the Development Agreement and approximately $0.2 million under the Services Agreement. At December 31, 1998, the amount payable to ALZA was approximately $17.6 million. This payable was comprised of approximately $17.4 million under the Development Agreement and approximately $0.2 million under the Services Agreement. The Technology Fee is paid in the month it is accrued.

Note 5. Stock Option Plan

   Crescendo has a stock option plan under which 200,000 shares of Crescendo Class A Common Stock have been reserved for issuance to employees, consultants and directors. During the period from inception (June 26, 1997) through December 31, 1997, options to purchase 50,000 shares were granted to Crescendo's president and chief executive officer at an exercise price of $11.00 per share. Each of the five remaining members of Crescendo's Board of Directors were granted options to purchase 10,000 shares at exercise prices ranging from $11.28 to $11.50 per share in 1997. All outstanding options have an exercise price equal to the fair market value of the Crescendo Class A Common Stock on the date of grant. The options are exercisable in four equal annual installments beginning one year after the date of grant and expire ten years after the date of grant.

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

     Had compensation expense for stock options been determined using the fair value method in accordance with SFAS 123, Crescendo's pro forma net loss and net loss per share would have been as follows:


      	                                      Periods from inception
	   			                    Years ended           (June 26,1997)to
			                        December 31,	        December 31,
                         1999       1998        1997       1999
_____________________________________________________________________
(in thousands, except
 per share amounts)
Net loss
 As reported     	    $ (88,443) $ (95,795)  $(28,441)  $ (212,679)
 Pro forma              (88,519)   (95,919)   (28,471)    (212,909)
Net loss per share
(basic and diluted)
 As reported          $  (17.89) $  (19.29)  $ (11.33)  $  (47.62)
 Pro forma               (17.90)    (19.32)    (11.34)     (47.67)


     The historical proforma impact of applying the fair value method is not representative of the impact that may be expected in the future due to additional options that may be granted in the future.

     The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
                              1997
__________________________________________________
Risk-free interest rate       6.0%
Expected dividend yield       0
Expected volatility          23.0%
Expected life (in years)      3.5

     No options were granted during the years ended December 31, 1999 and 1998.

     Changes in the assumptions can materially affect the fair value estimate and therefore the existing models do not necessarily provide a reliable single measure of the fair value of Crescendo's stock options.

     A summary of Crescendo's stock option activity, and related information for years ended 1999 and 1998 and the period ended 1997, follows:

                         Options              Weighted Average
                      (in thousands)           Exercise Price
                      1999  1998 1997       1999   1998    1997
______________________________________________________________________
Outstanding-beginning
 of period            100   100    -        $ -     $ -     $ -
Granted                          100         11.23   11.23   11.23
______________________________________________________________________
Outstanding-end
 of period           100  100    100        $11.23  $11.23  $11.23
======================================================================
Exercisable-end
 of year              50   25      -        $11.23  $11.23  $ -

Weighted-average fair
 value of options
 granted during 1997           $2.93



At December 31, 1999, 100,000 shares were available for grant under Crescendo's Stock Option Plan. At December 31, 1999, the weighted average remaining contractual life of the outstanding options was
7.78 years.

Note 6. Dividends

   Crescendo's Restated Certificate of Incorporation prohibits the payment of dividends from Available Funds.

Note 7. Income Taxes

   The provision for income taxes consists of:

                                            Periods from inception
                             Years ended        (June 26, 1997) to
                             December 31,       December 31,
                            1999    1998        1997       1999
____________________________________________________________________
     (in thousands)

   Taxes currently payable:
     Federal              $(1,400) $1,919     $    -   $   519
     State                    396     506          -       902
                          ________ ______    _______    _______
        Total             $(1,004) $2,425     $   -     $1,421
                          ======== ======    =======   ========


   A reconciliation of the provision for income taxes to the federal statutory tax rate (35%) follows:

                                       	        Periods from inception
                                 Years ended       (June 26, 1997) to
                                 December 31,        December 31,
                                 1999     1998      1997      1999
_______________________________________________________________________
     (in thousands)
   Expected tax benefit-
    statutory rate            $(30,547)  $(32,680)  $(9,954)  $(73,181)
   State taxes                  (4,991)    (5,340)   (1,621)   (11,952)
   Tax effect of capitalized
    expenses which provide no
    current tax benefit         34,534     40,445    11,575     86,554
                              _________  ________    _______  ________
     Total                    $ (1,004)  $  2,425   $     -   $  1,421
                              =========  =========   =======  ========

   Taxes receivable consist primarily of research expenditures capitalized for income taxes purposes only. Deferred tax assets of approximately $84.9 million and $52.0 million at December 31, 1999 and 1998, respectively, have been fully offset by a valuation allowance because of Crescendo's lack of earnings history. The valuation allowance for deferred tax assets increased by $32.9 million during the year ended December 31, 1999, $40.4 million for the year ended December 31, 1998 and $11.6 million for the period from inception (June 26, 1997) to December 31, 1997.







Note 8. Quarterly Financial Data (unaudited)

   The net loss and loss per share for the eight quarters beginning with the quarter ended March 31, 1998, and ending with the quarter ended December 31, 1999 were, sequentially, approximately, $17.9 million and $3.60 per share, $25.6 million and $5.16 per share, $25.0 million and $5.03 per share, $27.3 million and $5.50 per share, $19.8 million and $3.99 per share, $29.7 million and $5.98 per share, $19.6 million and $3.97 per share, and $19.4 million and $3.95 per share.

Note 9. Events Subsequent to Date of Independent Auditors Report

   On March 3, 2000, DUROS leuprolide was approved for marketing by the FDA. Also on March 3, 2000, ALZA exercised its option to obtain a worldwide license to DUROS leuprolide from Crescendo. Under the terms of the license agreement between Crescendo and ALZA, Crescendo will receive payments from ALZA based on worldwide net sales of the product. For the first three years the rates will be 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 7.5% and 8.5%, based on the Development Costs to date and future anticipated Development Costs to be paid by Crescendo.

   Between January 1, 2000 and March 9, 2000, Crescendo purchased an additional 36,925 Crescendo Shares under the stock repurchase program for approximately $0.7 million, using the product payments received by Crescendo from ALZA in December of 1999.

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CRESCENDO PHARMACEUTICALS CORPORATION


We have audited the accompanying balance sheets of Crescendo Pharmaceuticals Corporation (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and for the periods from inception (June 26, 1997) to December 31, 1997 and December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crescendo Pharmaceuticals Corporation (a development stage company) at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the periods from inception (June 26, 1997) to December 31, 1997 and December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                 /s/ ERNST & YOUNG LLP


Palo Alto, California
February 4, 2000




Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

     Not Applicable.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     Crescendo incorporates by reference the information concerning its directors set forth under the heading "Election of Directors" in Crescendo's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be held on May 18, 2000 (the "Proxy Statement"). Information concerning Crescendo's executive officers appears at the end of Part I of this Annual Report on page 13. Crescendo also incorporates by reference the information set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.


Item 11.  Executive Compensation

     Crescendo incorporates by reference the information "Summary
Compensation Table", "1999 Option Grants" and "1999 Aggregated
Option Exercises and Fiscal Year End Option Values" set forth under "Executive Compensation" in the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     Crescendo incorporates by reference the information set forth under the heading "Beneficial Stock Ownership" in the Proxy
Statement.


Item 13.  Certain Relationships and Related Transactions

     Crescendo incorporates by reference the information set forth under the heading "Certain Transactions" in the Proxy Statement.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)  Documents filed as part of this Annual Report on Form 10-K:

     1.   Financial Statements (See Item 8)

     2.   Financial Statement Schedules (None)(1)

     3.   Exhibits

               3.1 Restated Certificate of Incorporation of
                 	 Crescendo, as corrected, filed as Exhibit 10.1 to ALZA Corporation's Form 10-Q (File No. 1-6247) dated November 6, 1997.(2)

               3.2 Bylaws of Crescendo, dated June 29, 1997,
              	    filed as Exhibit 3.2 to Crescendo's Form S-1
           			     (File No. 333-31281) dated September 5, 1997.(2)

              10.1 Services Agreement between Crescendo and ALZA,
      			          filed as Exhibit 10.1 to Crescendo's Form 10-Q
			                (File No. 0-22927) dated November 14, 1997.(2)

              10.2 Technology License Agreement between Crescendo
              			  and ALZA, filed as Exhibit 10.2 to ALZA's
			                Form 10-Q (File No. 1-6247)dated November 6,1997.(2)

              10.3 Development Agreement between Crescendo and ALZA,
	              		  filed as Exhibit 10.3 to ALZA's Form 10-Q
			                (File No. 1-6247) dated November 6, 1997.(2)

              10.4 License Option Agreement between Crescendo and ALZA,
    	          		  filed as Exhibit 10.4 to ALZA's Form 10-Q
			                (File No. 1-6247)dated November 6, 1997.(2)

              10.5 1997 Stock Option Plan, filed as Exhibit 10.6 to
     		         	  Crescendo's Form S-1 (File No. 333-31281) dated
			                September 5, 1997.(2),(3)

              10.6 License Agreement between Crescendo and ALZA
              			  Corporation concerning OROS-Registered Trademark-
			                oxybutynin dated December 16, 1998, filed as
			                Exhibit 10.6 to Crescendo's Form 10-K
			                (File No. 0-22927)dated March 26, 1999.(2)

              10.7 License Agreement between Crescendo and ALZA
              			  Corporation concerning DUROS-Registered Trademark-
			                leuprolide dated March 3, 2000

              10.8 Amendment No.1 to the Development Agreement

              10.9 Amendment No. 2 to the Development Agreement

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


Date: April 13, 2000	        	Crescendo Pharmaceuticals Corporation


                                   By  /s/ Dr. Gary L. Neil
                                       Dr. Gary L. Neil
                                         President and
                                    Chief Executive Officer


			Powers of Attorney

	KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Gary L. Neil and David R. Hoffmann, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any other amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virture hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Dr. Gary L. Neil                  /s/ David R. Hoffmann
 Dr. Gary L. Neil                     David R. Hoffmann
 President, Chief Executive           Vice President, Finance and
 Officer and Director                 Principal Financial
 Date: April 13, 2000                 and Accounting Officer
                                      Date: April 13, 2000


 /s/ Dr. Terrence F. Blaschke         /s/ Dr. Gerald J. Papariello
 Dr. Terrence F. Blaschke             Dr. Gerald J. Papariello
 Director                             Director
 Date: April 13, 2000                 Date: April 13, 2000


 /s/ Jerry T. Jackson
 Jerry T. Jackson                     Ley S. Smith
 Director                             Director
 Date: April 13, 2000                 Date: April 13, 2000


 /s/Dr. M. David MacFarlane
 Dr. M. David MacFarlane
 Director
 Date: April 13, 2000