Form 10-Q
period 2000-03-31
CRESCENDO PHARMACEUTICALS CORP
filed 2000-05-12
CIK 1042138

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q


  X       Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities  Exchange Act of 1934 for the quarterly  period  ended
March 31, 2000

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

                         Yes _X__  No

Number of shares outstanding of each of the registrant's classes of common stock as of April 30, 2000:

Class A Common Stock, $.01 par value - 4,833,509 shares

Class B Common Stock, $1.00 par value - 1,000 shares



              CRESCENDO PHARMACEUTICALS CORPORATION
                 FORM 10-Q for the Quarter Ended
                         March 31, 2000


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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

              Crescendo Pharmaceuticals Corporation
                  (a development stage company)

         Condensed Statements of Operations (unaudited)
            (in thousands, except per share amounts)



                                    Period from inception
                   Three months ended  (June 26, 1997)
                        March 31,       to March 31,
                     2000      1999          2000
	              		_________________________________________

Revenues:
 Net interest and
    investment income   $1,130    $2,261        $26,564
 Royalty revenue         1,017       490          3,402
               		 ________________________________________
   Total revenues        2,147     2,751         29,966

Expenses:
 Research & development
  performed under
  contract with ALZA
  Corporation(a related
  party)               20,356    22,274        256,293
 General &
  administrative          232       271          3,372
			             __________________________________________
   Total expenses       20,588    22,545        259,665
	             		__________________________________________

Loss before taxes      (18,441)  (19,794)      (229,699)


Income taxes                 -         -          1,421

               			__________________________________________

Net loss              $(18,441) $(19,794)     $(231,120)
                		==========================================

Net loss per
 common share

   Basic and Diluted  $  (3.79) $  (3.99)     $  (51.31)
               			==========================================

See accompanying notes.


  		Crescendo Pharmaceuticals Corporation
                  (a development stage company)

              Condensed Balance Sheets (unaudited)
  (in thousands, except number of shares and per share amounts)


                                        March 31,  December 31,
                                         2000        1999
________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents            $52,999    $  54,682
   Short-term investments                 2,049        6,989
   Interest receivable                      356          321
   Taxes receivable                       3,209        3,502
   Accounts receivable (from
    ALZA Corporation, a related party)    1,017          707
   Other current assets                      83          120
________________________________________________________________
      Total current assets               59,713       66,321

Employee loan                               300          300
Long-term investments                    21,480       31,448
________________________________________________________________
      Total assets                      $81,493    $  98,069
================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Payable to ALZA Corporation          $14,714    $ 12,120
    (a related party)
   Accrued liabilities                       66          97
________________________________________________________________
      Total current liabilities          14,780      12,217

Stockholders' equity:
   Class A Common Stock, $0.01 par value,
    6,000,000 shares authorized;
    4,871,273 and 4,908,198 shares issued
    and outstanding at March 31, 2000
    and December 31, 1999, respectively      49          49
   Class B Common Stock, $1.00 par value,
    1,000 shares authorized, issued and
    outstanding                               1            1
   Additional paid-in capital           298,273      298,951
   Accumulated other comprehensive loss    (490)        (470)
   Deficit accumulated during development
    stage                              (231,120)    (212,679)
________________________________________________________________
      Total stockholders' equity         66,713       85,852
________________________________________________________________
       Total liabilities and
        stockholders' equity            $81,493    $  98,069
================================================================
See accompanying notes.


		Crescendo Pharmaceuticals Corporation
                  (a development stage company)

         Condensed Statements of Cash Flows (unaudited)
       Increases (Decreases) in Cash and Cash Equivalents
                         (in thousands)

                                                 Period from inception
                               Three months ended   (June 26, 1997)
                                    March 31,        to March 31,
                                   2000      1999         2000
____________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                        $(18,441)  $(19,794)   $(231,120)
 Non-cash adjustments to reconcile
   net loss to net cash used in
   operating activities:

 (Increase) decrease in assets:
   Interest receivable               (35)        454       (356)
 Taxes receivable                     293          -     (3,209)
   Accounts receivable from ALZA
      Corporation (a related party) (310)      (490)     (1,017)
 Other current assets                  37      (273)        (83)

   Increase (decrease) in liabilities:
 Payable to ALZA Corporation        2,594    (2,700)      14,714
   Accrued liabilities               (31)       (37)          66
__________________________________________________________________
   Total adjustments                2,548    (3,046)      10,115

Net cash used in
 operating activities            (15,893)   (22,840)   (221,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of available-for-sale
   securities                           -   (12,042)   (228,660)
 Sales of available-for-sale
 securities                        14,888     32,847     199,641
 Maturities of available-for-
   sale securities                      -          -       5,000
 Employee loan, long-term               -          -       (300)
___________________________________________________________________
Net cash provided by (used in)
 investing activities              14,888     20,805    (24,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock to
   ALZA Corporation                     -          -     300,000
 Repurchase of common stock         (678)          -     (1,677)
____________________________________________________________________
 Net cash provided by
  financing activities              (678)          -     298,323
___________________________________________________________________
Net increase (decrease) in cash and
 cash equivalents                 (1,683)    (2,035)      52,999
___________________________________________________________________
Cash and cash equivalents
 at beginning of period            54,682     54,326           -
___________________________________________________________________
Cash and cash equivalents
 at end of period                $ 52,999  $  52,291    $ 52,999
===================================================================
See accompanying notes.

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

   Crescendo incurred research and development expenses of approximately $20.4 million and $22.3 million for the three months ended March 31, 2000 and March 31, 1999, respectively. Research and development expenses have totaled approximately $256.3 million for the period from inception (June 26, 1997) through March 31, 2000. Based on anticipated spending levels for the continued development of all the Crescendo Products currently under development, it is expected that funds for product development will be exhausted during the second half of 2000 and that product development funding by Crescendo will cease at that time. When Available Funds (described below) are nearly exhausted, certain critical timetables relating to ALZA's purchase option with respect to all of Crescendo's Class A Common Stock (the "Crescendo Shares") and ALZA's option to license any or all Crescendo Products not yet licensed by ALZA will be triggered, as described more fully in Note 4 below. The Board of Directors of Crescendo has initiated activities to establish a contingency plan for the continued operations of Crescendo in the event that ALZA chooses not to exercise the purchase option, and Crescendo has the right, under its agreements with ALZA, to take necessary steps to cease development funding and maintain a cash reserve of up to $2 million to ensure Crescendo's ability to meet its operating cash needs through at least December 31, 2000.

   The information at March 31, 2000, for the three months ended March 31, 2000 and 1999, and for the period from inception (June 26, 1997) through March 31, 2000 is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Crescendo believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results for the full year. The balance sheet for December 31, 1999 was derived from the audited balance sheet. The financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 1999 included in Crescendo's 1999 Annual Report on Form 10-K.

Accounting for Revenues and Expenses

   At March 31, 2000, Crescendo's revenue consisted of interest and investment income and product payments, referred to as royalty revenue in Crescendo's financial statements. Since the first quarter of 1999, Crescendo has accrued royalty revenue based on net sales in the United States of one Crescendo Product, Ditropan XL-Registered Trademark-, licensed by ALZA. Royalties in respect of Ditropan XL are recognized in the period in which earned (the period in which product sales are made by ALZA from whom Crescendo receives product payments) based on information reported to Crescendo by ALZA.

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


NOTE 2. INVESTMENTS

     Crescendo has classified its entire investment portfolio, including cash and cash equivalents of approximately $53.0 million and $54.7 at March 31, 2000 and December 31, 1999, respectively, as available-for-sale. Investments in the available-for-sale category are generally carried at fair market value with unrealized gains and losses recorded as a separate component of stockholders' equity. Realized losses for the periods ended March 31, 2000 and March 31, 1999 were not material. The cost of securities when sold is based upon specific identification.

     The following is a summary of Crescendo's investment portfolio at March 31, 2000(in thousands):

                          Available-for-Sale Securities
__________________________________________________________________
                                                       Estimated
                   Amortized   Unrealized  Unrealized    Fair
                      Cost       Gains       Losses     Value
__________________________________________________________________

U.S. Treasury
 securities and
 obligations of
 U.S. government
 agencies           $ 6,989     $  -       $(114)    $  6,875

Collateralized
 mortgage
 obligations and
 asset backed
 securities          10,408        -       (250)       10,158

Corporate debt
 securities          10,441        -       (126)       10,315

Money market funds   47,497        -           -       47,497
__________________________________________________________________
                    $75,335     $  -       $(490)    $ 74,845
==================================================================

The amortized cost and estimated fair value of securities at March 31, 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                               Estimated
                                 Amortized       Fair
                                   Cost         Value
______________________________________________________________

Due in one year or less        $  53,385      $  53,365
Due after one year through
 three years                      21,950         21,480
______________________________________________________________
                               $  75,335      $  74,845
==============================================================

NOTE 3. STOCKHOLDERS' EQUITY

Common Stock Repurchase

     On May 27, 1999, Crescendo's board of directors announced a program under which Crescendo may purchase Crescendo Shares in the open market from time to time using product payments received from ALZA. During the first quarter of 2000, Crescendo purchased 36,925 Crescendo Shares for approximately $0.7 million. Subsequent to March 31, 2000, Crescendo repurchased 37,764 Crescendo Shares for an additional $0.7 million. As of April 30, 2000, Crescendo had purchased a total of 131,961 Crescendo Shares under this program for approximately $2.4 million. The excess of the purchase price of the Crescendo Shares over their stated value has been reflected as a decrease in additional paid-in capital on the accompanying balance sheet. The board of directors has determined that the program will continue in the second quarter of 2000.

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

     The following table sets forth the computation of Crescendo's basic and diluted loss per share:

                                          Period from inception
                     Three months ended      (June 26, 1997)
                         March 31,             to March 31,
                       2000       1999             2000
                   _______________________________________________

NUMERATOR (in thousands):
BASIC AND DILUTED
Net loss            $(18,441)  $(19,794)       $(231,120)
               			===========================================

DENOMINATOR (in thousands):
BASIC AND DILUTED
Weighted average shares
outstanding            4,871       4,966             4,504
			               ===========================================
BASIC NET LOSS
 PER SHARE          $  (3.79)  $   (3.99)      $    (51.31)
		               	===========================================
DILUTED NET LOSS
 PER SHARE            $ (3.79) $   (3.99)      $    (51.31)
                		===========================================

     The potentially dilutive effect of outstanding options to purchase 100,000 Crescendo Shares in the three months ended March 31, 2000 and 1999, and for the period from inception (June 26, 1997) through March 31, 2000, were excluded from the diluted per share calculations as they would have been anti-dilutive for all periods.

NOTE 4. ARRANGEMENTS WITH ALZA CORPORATION

    On September 29, 1997, ALZA contributed $300 million in cash to Crescendo. On September 30, 1997, all of the then outstanding Crescendo Shares (a total of 4,965,470 shares) were distributed to the holders of ALZA common stock and ALZA's convertible subordinated debentures. Crescendo Shares are traded on The NASDAQ Stock Market-Registered Trademark- under the symbol "CNDO." ALZA holds all 1,000 shares of Crescendo Class B Common Stock.

    In connection with ALZA's contribution to Crescendo and the distribution of Crescendo Shares, Crescendo and ALZA entered into a number of agreements, including a Development Agreement, Technology License Agreement, License Option Agreement and Services Agreement, discussed below.

    Crescendo and ALZA have a Development Agreement pursuant to which ALZA conducts product development and related activities on behalf of Crescendo under work plans and cost estimates which have been proposed by ALZA and approved by Crescendo. Crescendo is required to use the cash initially contributed to it by ALZA, plus interest thereon, less Crescendo's administrative expenses, the Technology Fee paid to ALZA and reserves of up to $2 million (the "Available Funds") to conduct activities under the Development Agreement.

    Under the Development Agreement, Crescendo initially agreed to fund the development of seven identified products (the "Initial Products"). As of March 31, 2000, three of the Initial Products (OROS-Registered Trademark- oxybutynin, DUROS-Registered Trademark-leuprolide and OROS-Registered Trademark- methylphenidate) remained in active development and/or had been licensed by ALZA. Research and development expenses for the three months ended March 31, 2000 and 1999 were approximately $20.4 million and $22.3 million, respectively, including a Technology Fee expense of $1.0 million and $2.0 million, respectively. For the period from inception (June 26, 1997) through March 31, 2000, Crescendo recorded research and development expenses of approximately $256.3 million.

   Crescendo and ALZA have a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo Products, to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the Initial Products, Crescendo pays a Technology Fee to ALZA, payable monthly over a period of three years, in the amount of $1 million per month for the first 12 months following the distribution of Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month for the next 12 months(beginning in September 1999)(the "Technology Fee"). The Technology Fee is payable through August 2000, so long as there are at least two of the Initial Products being developed by Crescendo and/or licensed by ALZA pursuant to the License Option (defined below). Crescendo recorded a Technology Fee expense of $1.0 million and $2.0 million for the three months ended March 31, 2000 and 1999, respectively. For the period from inception (June 26, 1997) through March 31, 2000, Crescendo recorded $22.4 million of Technology Fee expense. The Technology Fee is included in research and development expenses.

    Pursuant to the License Option Agreement entered into by Crescendo and ALZA, Crescendo has granted ALZA an option to acquire a license to each Crescendo Product (the "License Option"). The License Option for any such Crescendo Product is exercisable on a country-by-country basis at any time until (i) with respect to the United States, 30 days after clearance by the United States Food and Drug Administration (the "FDA") to market such Crescendo Product in the United States and (ii) with respect to any other country, 90 days after the earlier of (a) clearance by the appropriate regulatory agency to market the Crescendo Product in such country and (b) clearance by the FDA to market the Crescendo Product in the United States. The License Option will expire, to the extent not previously exercised, 30 days after the expiration of ALZA's option to purchase all of the outstanding Crescendo Shares, described below. If and to the extent the License Option is exercised as to any Crescendo Product, ALZA will acquire a perpetual, exclusive license (with the right to sublicense) to develop, make, have made and use the licensed product, and to sell and have sold the licensed product, in the country or countries as to which the License Option is exercised.

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

    In December 1998, ALZA exercised its option to obtain a worldwide license to OROS oxbutynin from Crescendo. ALZA launched the product in the United States under the name Ditropan-Registered Trademark- XL on February 1, 1999. Under the terms of the license agreement between Crescendo and ALZA, Crescendo receives payments from ALZA based on worldwide net sales of the product. For the first three years the rates are 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 5.5% and 6.5%, based on the Development Costs of the product to date and future anticipated Development Costs to be paid by Crescendo. Royalty revenue for the first quarter of 2000 was approximately $1.0 million and was derived from net sales of Ditropan XL in the United States. On January 1, 2000, the payment rate increased from 2.5% to 3.0% of net sales.

    On March 3, 2000, DUROS leuporolide (ViadurT) was approved for marketing by the FDA. Also on March 3, 2000, ALZA exercised its option to obtain a worldwide license to DUROS leuprolide from Crescendo. Under the terms of the license agreement between Crescendo and ALZA, Crescendo will receive payments from ALZA based on worldwide net sales of the product. For the first three years the rates will be 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 8.5% and 9.0%, based on the Development Costs of the product to date and future anticipated Development Costs to be paid by Crescendo.

    Pursuant to Crescendo's Restated Certificate of Incorporation, ALZA has a purchase option which gives ALZA the right to purchase all (but not less than all) of the Crescendo Shares (the "Purchase Option"). The Purchase Option is exercisable by written notice to Crescendo at any time until January 31, 2002, provided that such date will be extended for successive six month periods if, as of any July 31 or January 31 beginning with July 31, 2001, Crescendo has not paid (or accrued expenses for) at least 95% of Available Funds pursuant to the Development Agreement. In any event, the Purchase Option will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds which have not been expended under the Development Agreement, accompanied by a report of Crescendo's independent auditors.

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

   Crescendo and ALZA have a Services Agreement pursuant to which ALZA provides certain administrative services, including accounting and legal services, to Crescendo. Specified charges for such services are generally intended to allow ALZA to recover its direct costs of providing the services, including fully-allocated overhead, plus all out of pocket costs and expenses, but without any profit (i.e. ALZA's fully-burdened cost). The Services Agreement originally had a one-year term and is renewed automatically for successive one-year terms during the term of the Development Agreement, unless terminated by Crescendo at any time upon 60 days' written notice. Crescendo accrues estimated expenses on a monthly basis under the Services Agreement. Such expenses include (i) third party direct expenses paid by ALZA on behalf of Crescendo; (ii) actual salaries, including benefits, of ALZA's personnel performing services for Crescendo; and (iii) ALZA's standard administrative overhead charge, calculated as a percent of salaries. As a result of a change in certain estimates, Crescendo recorded a net credit of $15,000 from ALZA under the Services Agreement for the three months ended March 31, 2000. General and administrative expenses incurred under this agreement for the three months ended March 31, 1999 were approximately $15,000. General and administrative expenses incurred under the Services Agreement for the period from inception through March 31, 2000 were approximately $483,000.

    At March 31, 2000, the amount payable to ALZA under the Development Agreement and the Services Agreement was approximately $14.7 million. The Technology Fee is paid in the month it is accrued.

NOTE 5. SUBSEQUENT EVENTS

     On April 5, 2000, ALZA announced that it had entered into a U.S. commercialization agreement for Viadur with Bayer Corporation
("Bayer"). Under the terms of its license agreement with ALZA, Crescendo will receive payments from ALZA based on Bayer's net sales of the product.


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations


NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

    Some of the statements made in this Form 10-Q, and particularly in "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking in nature. Forward-looking statements include but are not limited to statements that are not historical facts and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "possible" and similar terms. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within Crescendo's control (including without limitation any possible future actions by ALZA) and various risk factors; therefore, actual results may differ materially from those anticipated in any forward-looking statements. The significant risks related to Crescendo's business are those associated with product selection, technology and product development, clinical development, product manufacturing, regulatory clearance to market products, changes in the health care marketplace, patent and intellectual property matters, medical and market acceptance of products (including third party reimbursement), commercializing products (including competition), conflicts of interest between ALZA and Crescendo and the risk of a lack of funds to complete the development of products. Such risks are described in more detail in Crescendo's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

     Revenues, consisting of net interest and investment income earned on invested funds, and royalty revenue, were approximately $2.1 million and $2.8 million for the three months ended March 31, 2000 and 1999, respectively. For the period from Crescendo's inception (June 26, 1997) through March 31, 2000, revenues were approximately $29.9 million. Royalty revenue was approximately $1.0 million for the quarter ended March 31, 2000, compared with approximately $0.5 million for the quarter ended March 31, 1999, resulting from sales by ALZA of Ditropan XL in the United States beginning in the first quarter of 1999. Under the terms of Crescendo's License Agreement with ALZA for Ditropan XL, on January 1, 2000, the product payment rate for Ditropan XL increased from 2.5% to 3.0% of net sales and it is expected to increase to approximately 5.5% to 6.5% of net sales on January 1, 2002.

     As Crescendo's funds are used under the Development Agreement and to pay the Technology Fee, lower cash balances are available for investment and, therefore, interest and investment income has been decreasing and is expected to continue to decrease. Royalty revenue is expected to increase over 1999 levels if sales of Ditropan XL continue at current or higher than current levels, due to the increase in the product payment rate from 2.5% to 3.0% of net sales on January 1, 2000. In addition, if any other Crescendo Product is launched, Crescendo will receive product payments on net sales of such product. Under the License Agreement for each such product, product payment rates will be 2.5% for the first year of net sales, 3.0% for the following two years, and thereafter as determined by a formula based on Development Costs paid by Crescendo for the relevant product. See "Arrangements with ALZA Corporation" above. Viadur, a Crescendo Product which received approval by the FDA for marketing in the United States, has been licensed by ALZA from Crescendo on a worldwide basis. ALZA recently entered into a U.S. commercialization agreement for Viadur with Bayer. Crescendo's OROS methylphenidate product in development with ALZA is currently awaiting FDA approval.

     Overall, Crescendo's total revenues are expected to decline in the near term since royalty revenue increases, if any, are not anticipated to exceed the continued decrease in interest and investment income in 2000. There can be no assurance that revenue relating to commercialized Crescendo Products will be sufficient in the future to support Crescendo's operations once Available Funds are exhausted, that Crescendo Products under development will receive regulatory clearance or that any Crescendo Product licensed by ALZA will be successfully commercialized.

     Crescendo incurred research and development expenses of approximately $20.4 million and $22.3 million for the three months ended March 31, 2000 and 1999, respectively. For the period from inception (June 26,1997) through March 31, 2000, Crescendo recorded research and development expenses of approximately $256.3 million. These expenses related primarily to development of the Crescendo Products and include payment of the Technology Fee. The Technology Fee paid to ALZA for the three months ended March 31, 2000 and 1999 was $1.0 million and $2.0 million, respectively ($22.4 million from inception (June 26,1997) through March 31, 2000). The Technology Fee will be $333,000 each month through August 2000, so long as there are at least two of the Initial Products being developed and/or licensed by ALZA. The Technology Fee is no longer payable after August 2000.

     Crescendo's research and development expenses are expected to continue at approximately current levels during 2000, although quarterly fluctuations may occur. As of March 31, 2000, Crescendo had $62.4 million of Available Funds which have not been expended under the Development Agreement. Crescendo expects to exhaust Available Funds during the second half of 2000. How quickly Available Funds are expended, and the levels of Crescendo's research and development expenses, will depend upon the progress of Crescendo Products currently in development, and the development costs of any future products proposed by ALZA and accepted for development by Crescendo.

     General and administrative expenses for the three months ended March 31, 2000 and 1999 were approximately $0.2 million and $0.3 million, respectively. For the period from inception through March 31, 2000, general and administrative expenses were approximately $3.4 million. It is anticipated that general and administrative expenses will remain at approximately current levels during 2000. Crescendo accrues estimated expenses on a monthly basis under its Services Agreement with ALZA. As a result of a change in certain estimates, Crescendo recorded a net credit of $15,000 from ALZA under the Services Agreement for the three months ended March 31, 2000. General and administrative expenses incurred under this agreement for the three months ended March 31, 1999 were approximately $15,000. For the period from inception (June 26, 1997) through March 31, 2000, expenses incurred by Crescendo under the Services Agreement were approximately $483,000.

     The results of operations of Crescendo currently reflect primarily interest and investment income on the funds contributed by ALZA, royalty revenue received from ALZA, and research and development expenses related to development of Crescendo Products and the Technology Fee. The relative contribution to Crescendo's revenues from royalty revenue is expected to increase as interest and investment income continues to decrease. Crescendo's net loss for the three months ended March 31, 2000 and 1999 was approximately $18.4 million or $3.79 per share and $19.8 million or $3.99 per share, respectively. The net loss from its inception (June 26, 1997) through March 31, 2000 was approximately $231.1 million or $51.31 per share. Crescendo is expected to continue to record significant net losses in future periods, as product development expenses under its Development Agreement with ALZA are expected to continue to exceed income.

IMPACT OF YEAR 2000

     In prior years, Crescendo discussed the nature and progress of its plans to become Year 2000 compliant. Crescendo experienced no significant disruptions in its internal systems or that of its third party systems at the Year 2000 date change. Crescendo did not incur any material costs in connection with its Year 2000 assessment. Crescendo is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or with its third party systems. Crescendo will continue to monitor its critical computer applications and those of its vendors, contractors (including ALZA for administrative functions under the Services Agreement and for contractual research and development), U.S. government agencies, and its investment managers throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

     At March 31, 2000, and December 31, 1999, Crescendo had cash, cash equivalents and short-and long-term investments of approximately $76.5 million and $93.1 million, respectively. As Crescendo's funds continue to be utilized under the Development Agreement and to pay the Technology Fee to ALZA, increasingly lower cash balances will be available for investment.

    Based on anticipated spending levels for the continued development of all the Crescendo Products currently under development, it is expected that Crescendo's funds for product development will be exhausted during the second half of the year 2000. At that time, product development funding by Crescendo will cease. However, several factors could impact the level and timing of Crescendo funding, including the addition of any new Crescendo Products proposed by ALZA and accepted for development by Crescendo, the discontinuation of the development of any Crescendo Products, any commercial arrangements between ALZA and other companies which would cause ALZA to exercise its License Option with respect to any Crescendo Product and take over the funding of product development, any change in the number of projects advancing to or continuing in later stages of development or any adjustments in the rate of spending on Crescendo Products currently in development.

    When Crescendo's Available Funds are nearly exhausted, which is anticipated to occur during the second half of the year 2000, certain critical timetables will be triggered. First, ALZA's Purchase Option will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Crescendo's Available Funds which have not been expended under the Development Agreement, accompanied by a report of Crescendo's independent auditors. In addition, ALZA has the right, for 30 days after expiration of the Purchase Option, to license any or all Crescendo Products which have not yet been licensed by ALZA, on a product-by-product and country-by-country basis. ALZA is under no obligation to exercise the Purchase Option, or the License Option with respect to any or all Crescendo Products, and will do so only if ALZA determines that it is in the best interests of ALZA and its stockholders at the time the decision is made. In the event that ALZA does not exercise the Purchase Option, or the License Option for all Crescendo Products, after Available Funds are exhausted, Crescendo will likely not have funds to continue or complete development of any remaining Crescendo Products. It is not likely that Crescendo would be able to raise any additional funds during the period when ALZA's Purchase Option is outstanding, because of the existence of such option. After the expiration of the Purchase Option, if it is not exercised, Crescendo's ability to obtain additional funding will be subject to the perception of those investors with funds available, or the public markets, of the value of Crescendo.

    The Board of Directors of Crescendo has initiated activities to establish a contingency plan for the continued operations of Crescendo in the event that ALZA chooses not to exercise the Purchase Option. Possible actions under the contingency plan, which could be implemented individually or in combination, include the sale or license of Crescendo Products for which ALZA has not exercised its License Option, either worldwide or for countries for which ALZA has not exercised its option; the sale of Crescendo's rights to future payments with respect to Crescendo Products licensed by ALZA; and the sale of Crescendo's rights to future payments from ALZA with respect to certain technology developed by ALZA while conducting product development funded by Crescendo.
Once the contingency plan is established, Crescendo's Board will review the plan on a regular basis. In the event that ALZA does not exercise the Purchase Option, there can be no assurance that the contingency plan will result in returns to Crescendo stockholders.

    The Board has the right, under its agreements with ALZA, to take necessary steps to cease development funding and maintain a cash reserve of up to $2.0 million to ensure Crescendo's ability to meet its operating cash needs through at least 2000.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     Financial market risks related to changes in interest rates are described in Part II, Item 7A, Quantitative and Qualitative
Disclosures about Market Risk, in Crescendo's Annual Report on Form 10-K for the year ended December 31, 1999.

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



Date: May 12, 2000                 By:     /s/ Gary L. Neil

                            						_________________________________
                                             Gary L. Neil
                                            President and
                                        Chief Executive Officer


Date: May 12, 2000                 By:    /s/ David R. Hoffmann

                            						_________________________________
                                          David R. Hoffmann
                                          Vice President, Finance
                                           and Secretary