Form 10-Q
period 2000-06-30
CRESCENDO PHARMACEUTICALS CORP
filed 2000-08-11
CIK 1042138

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q


  X       Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000
                                 or

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

                         Yes _X__  No

Number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2000:

Class A Common Stock, $.01 par value - 4,833,509 shares

Class B Common Stock, $1.00 par value - 1,000 shares



              CRESCENDO PHARMACEUTICALS CORPORATION
                 FORM 10-Q for the Quarter Ended
                          June 30, 2000


                              INDEX


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

      Condensed Statements of Operations                              3
      Condensed Balance Sheets                                        4
      Condensed Statements of Cash Flows                              5
      Notes to Condensed Financial Statements                      6-13

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations                13-16

Item 3. Quantitative and Qualitative Disclosures
      about Market Risk                                              16


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of
      Security Holders                                                17

Item 6. Exhibits and Reports on Form 8-K                              17


Signatures                                                            18


Exhibits

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

              Crescendo Pharmaceuticals Corporation
                  (a development stage company)

         Condensed Statements of Operations (unaudited)
            (in thousands, except per share amounts)




                                                    Period from
                      Three months     Six months    inception
                        ended           ended     (June 26, 1997)
                       June 30,        June 30,     to June 30,
                      2000   1999     2000   1999     2000
____________________________________________________________

Revenues:
 Net interest and
    investment income $ 909  $2,057   $2,039  $ 4,318  $27,473
 Royalty revenue      1,377     430    2,394      920    4,779
             __________________________________________________
   Total revenues     2,286   2,487    4,433    5,238   32,252

Expenses:
 Research & development
  performed under
  contract with ALZA
  Corporation(a
   related party)    21,830  31,866   42,186    54,140  278,123
 General &
  administrative        346     290      578       560    3,718
_____________________________________________________________
   Total expenses    22,176  32,156   42,764    54,700  281,841
______________________________________________________________

Loss before taxes   (19,890)(29,669) (38,331)  (49,462) (249,589)


Income taxes              -       -        -        -      1,421

              ________________________________________________


Net loss           $(19,890)$(29,669)$(38,331)$(49,462)$(251,010)
              =================================================

Net loss per
 common share

    Basic and
     	 Diluted     $  (4.11)$ (5.98) $  (7.88)$  (9.96)$   (55.37)
==================================================================

See accompanying notes.
              Crescendo Pharmaceuticals Corporation
                  (a development stage company)

              Condensed Balance Sheets (unaudited)
  (in thousands, except number of shares and per share amounts)


                                       June 30,     December 31,
                                         2000         1999
________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents            $42,181    $ 54,682
   Short-term investments                   66        6,989
   Interest receivable                      41          321
   Taxes receivable                       3,209        3,502
   Accounts receivable (from
    ALZA Corporation, a related party)    1,405          707
   Other current assets                      44          120
________________________________________________________________
      Total current assets               46,946       66,321

Employee loan                               300          300
Long-term investments                    14,346       31,448
_______________________________________________________________
      Total assets                      $61,592    $ 98,069
===============================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Payable to ALZA Corporation          $15,294    $ 12,120
    (a related party)
   Accrued liabilities                       23          97
________________________________________________________________
      Total current liabilities          15,317      12,217

Stockholders' equity:
   Class A Common Stock, $0.01 par value,
    6,000,000 shares authorized;
    4,833,509 and 4,908,198 shares issued
    and outstanding at June 30, 2000
    and December 31, 1999, respectively      49          49
   Class B Common Stock, $1.00 par value,
    1,000 shares authorized, issued and
    outstanding                               1            1
   Additional paid-in capital           297,566      298,951
   Accumulated other comprehensive loss    (331)        (470)
   Deficit accumulated during development
    stage                              (251,010)    (212,679)
_______________________________________________________________
      Total stockholders' equity         46,275       85,852
_______________________________________________________________
       Total liabilities and
        stockholders' equity            $61,592      $98,069
=================================================================
See accompanying notes.
               Crescendo Pharmaceuticals Corporation
                   (a development stage company)

          Condensed Statements of Cash Flows (unaudited)
        Increases (Decreases) in Cash and Cash Equivalents
                          (in thousands)

                                                     Period from
                                                      inception
                                Six months ended    (June 26, 1997)
                                     June 30,         to June 30,
                                   2000      1999         2000
____________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                        $(38,331)  $(49,462)   $(251,010)
 Non-cash adjustments to reconcile
   net loss to net cash used in
   operating activities:

 (Increase) decrease in assets:
   Interest receivable                280      1,075          (41)
 Taxes receivable                     293          -       (3,209)
   Accounts receivable from ALZA
      Corporation (a related party)  (698)         -       (1,405)
 Other current assets                  76     (2,276)         (44)

   Increase (decrease) in liabilities:
 Payable to ALZA Corporation        3,174        370       15,294
   Accrued liabilities                (74)        (7)          23
_____________________________________________________________________
   Total adjustments                3,051       (838)       10,618

Net cash used in
 operating activities             (35,280)   (50,300)     (240,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of available-for-sale
   securities                           -    (12,042)     (228,660)
 Sales of available-for-sale
 securities                        24,164     55,843       208,917
 Maturities of available-for-
   sale securities                      -      5,000         5,000
 Employee loan, long-term               -          -          (300)
_____________________________________________________________________
Net cash provided by (used in)
 investing activities              24,164     48,801       (15,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock to
   ALZA Corporation                     -          -       300,000
 Repurchase of common stock       (1,385)      (548)        (2,384)
_____________________________________________________________________
 Net cash provided by
  financing activities            (1,385)      (548)       297,616
_____________________________________________________________________
Net increase (decrease) in cash and
 cash equivalents                (12,501)    (2,047)        42,181
_____________________________________________________________________
Cash and cash equivalents
 at beginning of period            54,682     54,326             -
____________________________________________________________________
Cash and cash equivalents
 at end of period                $ 42,181  $  52,279    $   42,181
=====================================================================
See accompanying notes.
Crescendo Pharmaceuticals Corporation
(a development stage company)

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

   Crescendo incurred research and development expenses of approximately $21.8 million and $42.2 million for the three months and six months ended June 30, 2000, respectively. This compares with $31.9 million and $54.1 million for the three months and six months ended June 30, 1999, respectively. Research and development expenses have totaled approximately $278.1 million for the period from inception (June 26, 1997) through June 30, 2000. If Crescendo continues to fund the development of Crescendo Products at the current rate, funds available for product development will likely be exhausted by the end of 2000 and product development funding by Crescendo will cease at that time. When Available Funds (described below) are nearly exhausted, certain critical timetables relating to ALZA's purchase option with respect to all of Crescendo's Class A Common Stock (the "Crescendo Shares") and ALZA's option to license any or all Crescendo Products not yet licensed by ALZA will be triggered, as described more fully in Note 4 below. The Board of Directors of Crescendo has initiated activities to establish a contingency plan for the continued operations of Crescendo in the event that ALZA chooses not to exercise the purchase option, and Crescendo has the right, under its agreements with ALZA, to take necessary steps to cease development funding and maintain a cash reserve of up to $2 million to ensure Crescendo's ability to meet its operating cash needs through at least December 31, 2000.

   The information at June 30, 2000, for the three months and six months ended June 30, 2000 and 1999, and for the period from inception (June 26, 1997) through June 30, 2000 is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Crescendo believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of the results for the full year. The balance sheet for December 31, 1999 was derived from the audited balance sheet. The financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 1999 included in Crescendo's 1999 Annual Report on Form 10-K.

Accounting for Revenues and Expenses

   At June 30, 2000, Crescendo's revenue consisted of interest and investment income and product payments, referred to as royalty revenue in Crescendo's financial statements. Since the first quarter of 1999, Crescendo has accrued royalty revenue based on net sales in the United States of one Crescendo Product, Ditropan XL-Registered Trademark-, licensed by ALZA. Royalties in respect of Ditropan XL are recognized in the period in which earned (the period in which product sales are made by ALZA, from which Crescendo receives product payments) based on information reported to Crescendo by ALZA.

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


NOTE 2. INVESTMENTS

     Crescendo has classified its entire investment portfolio, including cash and cash equivalents of approximately $42.2 million and $54.7 at June 30, 2000 and December 31, 1999, respectively, as available-for-sale. Investments in the available-for-sale category are generally carried at fair market value with unrealized gains and losses recorded as a separate component of stockholders' equity. Realized losses for the periods ended June 30, 2000 and December 31, 1999 were not material. The cost of securities when sold is based upon specific identification.

     The following is a summary of Crescendo's investment portfolio at June 30, 2000(in thousands):

                          Available-for-Sale Securities
__________________________________________________________________
                                                       Estimated
                   Amortized   Unrealized  Unrealized    Fair
                      Cost       Gains       Losses     Value
__________________________________________________________________

U.S. Treasury
 securities and
 obligations of
 U.S. government
 agencies           $ 4,991     $  -       $(85)     $  4,906

Collateralized
 mortgage
 obligations and
 asset backed
 securities           9,752        -       (246)        9,506

Corporate debt
 securities               -        -           -            -

Money market funds   40,232        -           -       40,232
___________________________________________________________________
                    $54,975     $  -       $(331)    $ 54,644
===================================================================

The amortized cost and estimated fair value of securities at June
30, 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                               Estimated
                                 Amortized       Fair
                                   Cost         Value
_________________________________________________________________

Due in one year or less        $  40,299      $  40,298
Due after one year through
 three years                      14,676         14,346
_________________________________________________________________
                               $  54,975      $  54,644
=================================================================

NOTE 3. STOCKHOLDERS' EQUITY

Common Stock Repurchase

     On May 27, 1999, Crescendo's Board of Directors announced a program under which Crescendo may purchase Crescendo Shares in the open market from time to time using product payments received from ALZA. During the second quarter of 2000, Crescendo purchased 37,764 Crescendo Shares for approximately $0.7 million. As of June 30, 2000, Crescendo had purchased a total of 131,961 Crescendo Shares under this program for approximately $2.4 million. The excess of the purchase price of the Crescendo Shares over their stated value has been reflected as a decrease in additional paid-in capital on the accompanying balance sheet. The Board of Directors has determined that the program will continue in the third quarter of 2000, subject to the availability of Crescendo Shares at an appropriate price.

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

     The following table sets forth the computation of Crescendo's basic and diluted loss per share:


                                                    Period from
                       Three months      Six months   inception
                          ended            ended      (June 26, 1997)
                         June 30,        June 30,     to June 30,
                        2000  1999      2000   1999          2000
                 ____________________________________________________

NUMERATOR (IN THOUSANDS):
BASIC AND DILUTED
Net loss             $(19,890) $(29,669)$(38,331)$(49,460)$(251,010)
======================================================================

DENOMINATOR (IN THOUSANDS):
BASIC AND DILUTED
Weighted average shares
outstanding             4,843     4,962    4,864    4,964     4,533
=======================================================================
BASIC NET LOSS
 PER SHARE            $ (4.11)  $ (5.98) $ (7.88)$  (9.96)$  (55.37)
=======================================================================
DILUTED NET LOSS
 PER SHARE            $ (4.11)  $ (5.98) $ (7.88)$  (9.96) $ (55.37)
=======================================================================

     The potentially dilutive effect of outstanding options to purchase 100,000 Crescendo Shares in the three months and six months ended June 30, 2000 and 1999, and for the period from inception (June 26, 1997) through June 30, 2000, were excluded from the diluted per share calculations as they would have been anti-dilutive for all periods.

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

    Under the Development Agreement, Crescendo initially agreed to fund the development of seven identified products (the "Initial Products"). As of June 30, 2000, three of the Initial Products (OROS-Registered Trademark- oxybutynin, DUROS-Registered Trademark-leuprolide and OROS-Registered Trademark- methylphenidate) remained in active development and/or had been licensed by ALZA. Research and development expenses for the three months and six months ended June 30, 2000, were approximately $21.8 million and $42.2 million, respectively. This compares with $31.9 million and $54.1 million for the three and six months ended June 30, 1999, respectively.
All periods include a Technology Fee paid by Crescendo to ALZA.
For the period from inception (June 26, 1997) through June 30, 2000, Crescendo recorded research and development expenses of approximately $278.1 million.

   Crescendo and ALZA have a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo Products, to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the Initial Products, Crescendo pays a Technology Fee to ALZA, payable monthly over a period of three years, in the amount of $1 million per month for the first 12 months following the distribution of Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month for the next 12 months(beginning in September 1999)(the "Technology Fee"). The Technology Fee is not payable after August 2000. Crescendo recorded a Technology Fee expense of $1.0 million and $2.0 million for the three months and six months ended June 30, 2000, as compared with $2.0 million and $4.0 million for the three and six months ended June 30, 1999. For the period from inception (June 26, 1997) through June 30, 2000, Crescendo recorded $23.3 million of Technology Fee expense. The Technology Fee is included in research and development expenses.

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

    In December 1998, ALZA exercised its option to obtain a worldwide license to OROS oxybutynin from Crescendo. ALZA launched the product in the United States under the name Ditropan XL on February 1, 1999. Under the terms of the license agreement between Crescendo and ALZA, Crescendo receives payments from ALZA based on worldwide net sales of the product. For the first three years the rates are 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 5.5% and 6.5%, based on the Development Costs of the product to date and future anticipated Development Costs to be paid by Crescendo. On January 1, 2000, the payment rate increased from 2.5% to 3.0% of net sales. Royalty revenue for the three and six months ended June 30, 2000 was approximately $1.4 million and $2.4 million, respectively, and was derived from net sales of Ditropan XL in the United States. On June 19, 2000, Sanofi-Synthelabo, ALZA's marketing partner in Europe for Ditropan XL, received approval to market Ditropan XL in the United Kingdom and launched the product in July 2000. Under the terms of its license agreement with ALZA, Crescendo will receive payments from ALZA based on Sanofi-Synthelabo's net sales of the product.

     On March 3, 2000, DUROS leuprolide (Viadur-Trademark-) was approved for marketing by the FDA. Also on March 3, 2000, ALZA exercised its option to obtain a worldwide license to DUROS leuprolide from Crescendo. Under the terms of the license agreement between Crescendo and ALZA, Crescendo will receive payments from ALZA based on worldwide net sales of the product. For the first three years the rates will be 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 9.0% and 9.5%, based on the Development Costs of the product to date and future anticipated Development Costs to be paid by Crescendo. On April 5, 2000, ALZA announced that it had entered into a U.S. commercialization agreement for Viadur with Bayer Corporation ("Bayer"). Under the terms of its license agreement with ALZA, Crescendo will receive payments from ALZA based on Bayer's net sales of the product.

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

   Crescendo and ALZA have a Services Agreement pursuant to which ALZA provides certain administrative services, including accounting and legal services, to Crescendo. Specified charges for such services are generally intended to allow ALZA to recover its direct costs of providing the services, including fully-allocated overhead, plus all out of pocket costs and expenses, but without any profit (i.e. ALZA's fully-burdened cost). The Services Agreement originally had a one-year term and is renewed automatically for successive one-year terms during the term of the Development Agreement, unless terminated by Crescendo at any time upon 60 days' written notice. Crescendo accrues estimated expenses on a monthly basis under the Services Agreement. Such expenses include (i) third party direct expenses paid by ALZA on behalf of Crescendo; (ii) actual salaries, including benefits, of ALZA's personnel performing services for Crescendo; and (iii) ALZA's standard administrative overhead charge, calculated as a percent of salaries. As a result of a change in certain estimates, Crescendo recorded a net credit of $15,000 from ALZA under the Services Agreement for the three months ended March 31, 2000. Expenses incurred under this agreement for the three months ended June 30, 2000 were $81,000, as compared with $15,000 for the three months ended June 30, 1999. Because of the credit in the first quarter of 2000, expenses under the Services Agreement for the six months ended June 30, 2000 were approximately $66,000, as compared with $61,000 for the six months ended June 30, 1999. General and administrative expenses incurred under the Services Agreement for the period from inception (June 26, 1997) through June 30, 2000 were approximately $564,000.

    At June 30, 2000, the amount payable to ALZA under the Development Agreement and the Services Agreement was approximately $15.3 million. The Technology Fee is paid in the month it is accrued.

NOTE 5. SUBSEQUENT EVENTS

    On August 1, 2000, OROS methylphenidate (Concerta-Trademark-) was approved for marketing by the FDA. Also on August 1, 2000, ALZA exercised its option to obtain a worldwide license to OROS methylphenidate from Crescendo. Under the terms of the license agreement between Crescendo and ALZA, Crescendo will receive payments from ALZA based on worldwide net sales of the product. For the first three years the rates will be 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 8.5% and 9.0%, based on the Development Costs of the product to date and future anticipated Development Costs to be paid by Crescendo. On April 18, 2000, ALZA announced that it had entered into an agreement with McNeil Consumer Healthcare ("McNeil"), a Johnson & Johnson company, to co-promote the product in the United States.


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

RESULTS OF OPERATIONS

     Revenues, consisting of net interest and investment income earned on invested funds and royalty revenue, were approximately $2.3 million and $4.4 million for the three months and six months ended June 30, 2000, as compared with $2.5 million and $5.2 million for the three and six months ended June 30, 1999, respectively.
For the period from Crescendo's inception (June 26, 1997) through June 30, 2000, revenues were approximately $32.3 million. Royalty revenue was approximately $1.4 million and $2.4 million for the three and six months ended June 30, 2000, as compared with approximately $0.4 million and $0.9 million for the three and six months ended June 30, 1999, resulting from sales by ALZA of Ditropan XL in the United States beginning in the first quarter of 1999. Under the terms of Crescendo's License Agreement with ALZA for Ditropan XL, on January 1, 2000, the product payment rate for Ditropan XL increased from 2.5% to 3.0% of net sales and it is expected to increase to approximately 5.5% to 6.5% of net sales on January 1, 2002.

     As Crescendo's funds are used under the Development Agreement and to pay the Technology Fee (through August 2000), lower cash balances are available for investment and, therefore, interest and investment income has been decreasing and is expected to continue to decrease. Royalty revenue is expected to increase over 1999 levels if sales of Ditropan XL continue at current levels, due to the increase in the product payment rate from 2.5% to 3.0% of net sales on January 1, 2000 and higher net sales of Ditropan XL in the first two quarters of 2000 as compared with the same quarters in 1999. In addition, if any other Crescendo Product is launched, Crescendo will receive product payments on net sales of such product. Under the License Agreement for each such product, product payment rates will be 2.5% for the first year of net sales, 3.0% for the following two years, and thereafter as determined by a formula based on Development Costs paid by Crescendo for the relevant product. See "Arrangements with ALZA Corporation" above. Viadur and Concerta, Crescendo Products which have received FDA approval in 2000 for marketing in the United States, have both been licensed by ALZA from Crescendo on a worldwide basis. In the second quarter, ALZA entered into a U.S. commercialization agreement for Viadur with Bayer and an agreement with McNeil to co-promote Concerta in the United States.

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

     Crescendo incurred research and development expenses of approximately $21.8 million and $42.2 million for the three months and six months ended June 30, 2000, as compared with $31.9 million and $54.1 million for the three and six months ended June 30, 1999, respectively. For the period from inception (June 26, 1997) through June 30, 2000, Crescendo recorded research and development expenses of approximately $278.1 million. These expenses related primarily to development of the Crescendo Products and include payment of the Technology Fee. The Technology Fee paid to ALZA for the three months and six months ended June 30, 2000 was approximately $1.0 million and $2.0 million, as compared with $2.0 million and $4.0 million for the three and six months ended June 30, 1999 ($23.3 million from inception (June 26, 1997) through June 30, 2000). The Technology Fee will be $333,000 each month through August 2000, after which the Technology Fee is no longer payable.

     Crescendo's research and development expenses are expected to continue at approximately current levels during 2000, although quarterly fluctuations may occur. As of June 30, 2000, Crescendo had $41.6 million of Available Funds which have not been expended under the Development Agreement. If Crescendo continues to fund product development activities at the current rate, Available Funds will likely be exhausted by the end of 2000. How quickly Available Funds are expended, and the levels of Crescendo's research and development expenses, will depend upon the progress of Crescendo Products currently in development, and the development costs of any future products proposed by ALZA and accepted for development by Crescendo.

     General and administrative expenses for the three months and six months ended June 30, 2000 were approximately $0.3 million and $0.6 million, as compared with $0.3 million and $0.6 million for the three and six months ended June 30, 1999. For the period from inception through June 30, 2000, general and administrative expenses were approximately $3.7 million. It is anticipated that general and administrative expenses will remain at approximately current levels during 2000. Crescendo accrues estimated expenses on a monthly basis under its Services Agreement with ALZA. As a result of a change in certain estimates, Crescendo recorded a net credit of $15,000 from ALZA under the Services Agreement for the three months ended March 31, 2000. Expenses incurred under this agreement for the three months ended June 30, 2000 were $81,000, as compared with $15,000 for the three months ended June 30, 1999. Because of the credit in the first quarter of 2000, expenses under the Services Agreement for the six months ended June 30, 2000 were approximately $66,000, as compared with $61,000 for the six months ended June 30, 1999. For the period from inception (June 26, 1997) through June 30, 2000, expenses incurred by Crescendo under the Services Agreement were approximately $564,000.

     The results of operations of Crescendo currently reflect primarily interest and investment income on the funds contributed by ALZA, royalty revenue received from ALZA, and research and development expenses related to development of Crescendo Products and the Technology Fee. The relative contribution to Crescendo's revenues from royalty revenue is expected to increase as interest and investment income continues to decrease. Crescendo's net loss for the three months and six months ended June 30, 2000 was approximately $19.9 million or $4.11 per share and $38.3 million or $7.88 per share, respectively, as compared with $29.7 million or $5.98 per share and $49.5 million or $9.96 per share for the three and six months ended June 30, 1999. The net loss from Crescendo's inception (June 26, 1997) through June 30, 2000 was approximately $251.0 million or $55.37 per share. Crescendo is expected to continue to record significant net losses in future periods, as product development expenses under its Development Agreement with ALZA are expected to continue to exceed income.


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

     At June 30, 2000, and December 31, 1999, Crescendo had cash, cash equivalents and short-and long-term investments of approximately $56.6 million and $93.1 million, respectively. As Crescendo's funds continue to be utilized under the Development Agreement and to pay the Technology Fee to ALZA (through August
2000), increasingly lower cash balances will be available for investment.

    Based on anticipated spending levels for the continued development of all the Crescendo Products currently under development, it is expected that Crescendo's funds for product development will be exhausted by the end of 2000. At that time, product development funding by Crescendo will cease. However, several factors could impact the level and timing of Crescendo funding, including the addition of any new Crescendo Products proposed by ALZA and accepted for development by Crescendo, the discontinuation of the development of any Crescendo Products, any commercial arrangements between ALZA and other companies which would cause ALZA to exercise its License Option with respect to any Crescendo Product and take over the funding of product development, any change in the number of projects advancing to or continuing in later stages of development or any adjustments in the rate of spending on Crescendo Products currently in development.

    When Crescendo's Available Funds are nearly exhausted, which is anticipated to occur by the end of 2000, certain critical timetables will be triggered. First, ALZA's Purchase Option will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Crescendo's Available Funds which have not been expended under the Development Agreement, accompanied by a report of Crescendo's independent auditors. In addition, ALZA has the right, for 30 days after expiration of the Purchase Option, to license any or all Crescendo Products which have not yet been licensed by ALZA, on a product-by-product and country-by-country basis. ALZA is under no obligation to exercise the Purchase Option, or the License Option with respect to any or all Crescendo Products, and will do so only if ALZA determines that it is in the best interests of ALZA and its stockholders at the time the decision is made. In the event that ALZA does not exercise the Purchase Option, or the License Option for all Crescendo Products, after Available Funds are exhausted, Crescendo will likely not have funds to continue or complete development of any remaining Crescendo Products. It is not likely that Crescendo would be able to raise any additional funds during the period when ALZA's Purchase Option is outstanding, because of the existence of such option. After the expiration of the Purchase Option, if it is not exercised, Crescendo's ability to obtain additional funding will be subject to the perception of those investors with funds available, or the public markets, of the value of Crescendo.

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

   (a) The annual meeting of stockholders of Crescendo was held on May 18, 2000.

   (b) At the annual meeting, stockholders approved the following proposal:

          Election of Directors:      Votes For    Votes Withheld

             Jerry T. Jackson       4,352,299          5,263

             Ley S. Smith           4,352,254          5,308


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




                              Crescendo Pharmaceuticals Corporation



Date: August 11, 2000              By:     /s/ Terrence Blaschke

                              					_________________________________
                                          Terrence Blaschke
                                          Vice President and
                                              Director


Date: August 11, 2000              By:    /s/ David R. Hoffmann

                            						_________________________________
                                          David R. Hoffmann
                                          Vice President, Finance
                                           and Secretary





					EXHIBIT INDEX



	27		Financial Data Schedule